Form 10QSB
period 1996-03-31
OHSL FINANCIAL CORP
filed 1996-05-14
CIK 893235

FORM 10-QSB

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549



            [X]    Quarterly Report Under Section 13 or 15 (d)

                   of the Securities Exchange Act of 1934

                   For Quarter Ended March 31, 1996


            [ ]    Transition Report Pursuant to Section 13 or

                   15 (d) of the Securities Exchange Act of 1934

                   For the Transition Period From________ to______


                   Commission file number 0-20886


                                   OHSL FINANCIAL CORP.

                  (Exact name of registrant as specified in its
                   charter)


                  DELAWARE                       31-1362390
             (State of Incorporation)        (I.R.S. Employer
                                            Identification No.)

                  5889 Bridgetown Road, Cincinnati,  Ohio

                  (Address of principal executive office)


                                          45248

                                        (Zip Code)


                                      (513) 574-3322

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934  during the preceding
12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                     SHARES OUTSTANDING AT MARCH 31, 1996



common stock, $.01 par value                  1,224,468
                           FORM 10-QSB


                               INDEX



Part I.  Financial Information:

      Page

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition    3-4

          Consolidated Statements of Income                 5-6

          Consolidated Statements of Changes in
          Stockholders' Equity                                7

          Consolidated Statements of Cash Flows             8-9

           Notes to Consolidated Financial Statements      10-11


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results
           of Operations                                   12-15

Part II. Other Information:

Item 1.   Legal Proceedings                                    16


Item 2.   Changes in Securities                                16


Item 3.   Defaults upon Senior Securities                      16


Item 4.   Submission of Matters to a Vote of Security Holders  16


Item 5.   Other Information                                    16


Item 6.   Exhibits and Reports on Form 8-K                     16


          Signatures                                           17

                    PART I:  FINANCIAL INFORMATION

                    ITEM 1:  FINANCIAL STATEMENTS

                          OHSL FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (Dollars in thousands)




                                       December 31,      March 31,

                                          1995            1996


ASSETS
Cash and due from banks             $    4,565          $    4,264
Short-term money market investments      6,807              10,054

     Cash and cash equivalents          11,372              14,318
Interest-bearing balances with
  financial institutions                   600                 600
Held-to-maturity securities (market
  value of $27,570 and $27,875)         27,820              27,843
Available-for-sale securities           16,431              13,703
Loans held for sale                        463               1,002
Loans receivable-net                   143,876             142,151
Office properties and equipment-net      1,509               1,520
Federal Home Loan Bank stock, at cost    1,441               1,417
Accrued interest receivable              1,369               1,319
Other assets                               581                 203


            Total Assets            $  205,462          $  204,076



LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                            $  162,867          $  159,314
Advances from Federal Home Loan Bank    15,100              17,400
Accounts payable on mortgage loans
  serviced for others                     374                 286
Accrued interest payable                   84                  90
Advances from borrowers for taxes
  and insurance                            592                 797
Other liabilities                          924                 735


            Total Liabilities          179,941             178,622

                    PART I:  FINANCIAL INFORMATION

                     ITEM 1:  FINANCIAL STATEMENTS

                         OHSL FINANCIAL CORP.

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

              (Dollars in thousands except per share data)



                                    March 31,       December 31,
                                      1996              1995
STOCKHOLDERS' EQUITY
 Common stock, $.01 par value,
 3,500,000 shares authorized,
 1,400,061 shares issued at
 March 31, 1996 and 1,391,729
 shares issued at
 December 31, 1995                  $       14         $       14
Additional paid-in capital              13,544             13,429
Retained earnings                       14,745             14,526
Unamortized cost of bank incentive plan    (37)               (45)
Unearned shares held by employee
  stock ownership plan                     (564)             (594)
Treasury stock (119,208 and 107,580
  shares at cost)                        (2,125)           (1,904)

Net unrealized gain/(loss) on
  available-for-sale
  securities                               (56)                28

            Total Stockholders' Equity   25,521             25,454


            Total Liabilities and
             Stockholders' Equity   $   205,462        $   204,076



     See accompanying notes to consolidated financial statements.

                   PART I:  FINANCIAL INFORMATION

                    ITEM 1:  FINANCIAL STATEMENTS

                          OHSL FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF INCOME

           (Dollars in thousands except per share data)




                                    Three months ended March 31,
                                          1996              1995

INTEREST INCOME
     Interest and fees on loans        $  3,085     $  2,866
     Interest on short-term money
       market investments                   126           27
     Interest on interest-bearing
     balances
       with financial institutions            8           11
     Interest on mortgage-backed
     investments                             320         179
    Interest and dividends on other
    investments                              378         271

          Total Interest Income            3,917       3,354

INTEREST EXPENSE
     Interest on deposits                  2,011       1,565
     Interest on Federal Home Loan
       Bank advances                         228         232
          Total Interest Expense           2,239       1,797

NET INTEREST INCOME                        1,678       1,557

Less provision for loan losses                 0           0

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                            1,678       1,557

NON-INTEREST INCOME
     Service charges and fees                55           54
     Net gain/(loss) on loans
       originated for sale                    (8)         36
     Commission income                         0           0
     Other income                              15          11
                                              62         101
NON-INTEREST EXPENSE
     Salaries and employee benefits          533         507
     Occupancy and equipment expense         112          97
     Computer service expense                 74          75
     Deposit insurance assessment             88          76
     Franchise taxes                          82          89
     Other operating expenses                 162         150
                                            1,051        994





                   PART I:  FINANCIAL INFORMATION

                   ITEM 1:  FINANCIAL STATEMENTS

                         OHSL FINANCIAL CORP.

          CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

          (Dollars in thousands except per share data)




                                   Three months ended March 31,
                                   1996              1995

INCOME BEFORE INCOME TAXES         $     689      $     664

Income tax provision               $     237      $     230


NET INCOME                         $     452      $     434


EARNINGS PER SHARE (Note 3):       $    0.36      $    0.34




     See accompanying notes to consolidated financial statements.

                 PART I:  FINANCIAL INFORMATION

                 ITEM 1:  FINANCIAL STATEMENTS

                       OHSL FINANCIAL CORP.

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (Dollars in thousands)




                                     Three months ended March 31,
                                        1996              1995

Balance at January 1                 $    25,454      $  23,691

Net income                                   452            434

Amortization of cost of bank
     incentive plan                            8             16

Purchase of treasury stock                 (221)           (52)

Stock options exercised                       84             44

Dividends on common stock                   (233)         (207)

ESOP shares earned during the period          61             53

Change in net unrealized gain/(loss) on
  available-for-sale securities              (84)           231

Balance at March 31                    $  25,521      $  24,210


     See accompanying notes to consolidated financial statements.

                 PART I:  FINANCIAL INFORMATION

                  ITEM 1:  FINANCIAL STATEMENTS

                       OHSL FINANCIAL CORP.

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Dollars in thousands)





                                      Three months ended March 31,
                                        1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                         $     452      $     434
     Adjustments to reconcile net
       income to net cash from
       operating activities                  (157)          (103)

     Net cash from operating activities       295            331


CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing
       balances with financial
       institutions                           ---            546
     Proceeds from maturity of
     held-to-maturity securities            4,750            ---
     Purchase of held-to-maturity
     securities                            (4,791)        (1,500)
     Purchase of available-for-sale
     securities                             (3,265)          (200)
     Principal payments on mortgage-backed
       investments                             534            432
  Loans made to customers net of
       payments received                    (1,120)        (2,783)
     Purchase of property and equipment        (27)           (53)


     Net cash from investing activities     (3,919)        (3,558)

                    PART I:  FINANCIAL INFORMATION

                     ITEM 1:  FINANCIAL STATEMENTS

                          OHSL FINANCIAL CORP.

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                         (Dollars in thousands)



                                 Three months ended March 31,
                                    1996              1995

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits              $   3,553      $   6,723
     Payments on advances from Federal
       Home Loan Bank                       (6,300)        (4,200)
     Proceeds from Federal Home Loan
       Bank advances                         4,000          4,000
  Net change in advances from borrowers
       for taxes and insurance                (205)          (263)
     Cash dividends                           (233)          (207)

     Purchase of treasury stock               (221)           (52)

     Stock options exercised                    84             44


     Net cash from financing activities        678          6,045


     Net change in cash and cash
     equivalents                            (2,946)         2,818

     Cash and cash equivalents at
     beginning of period                    14,318          6,231


     Cash and cash equivalents at end of
     period                              $  11,372      $   9,049




    See accompanying notes to consolidated financial statements.

                PART I:  FINANCIAL INFORMATION

                ITEM 1:  FINANCIAL STATEMENTS

                     OHSL FINANCIAL CORP.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1.    Basis of Presentation

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted
accounting principles.   These interim  financial statements were
prepared in a manner consistent with the annual financial
statements  and  include   all   adjustments  (consisting of only
normal recurring accruals) which,   in the opinion of management,
are necessary for a fair presentation of the financial statements.

2.    Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of OHSL Financial Corp. ("OHSL" or "the Corporation"), Oak Hills Savings and Loan Company, F.A. ("Oak Hills" or "the Company"), and its subsidiary, CFSC, Inc.

3.    Earnings Per Share

      Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of common
stock equivalents.    The stock  options outstanding are
considered common stock equivalents. Weighted average shares outstanding are increased by the number of shares issuable under the options, assuming full exercise, and reduced by the number of shares that could, hypothetically, be reacquired using the
proceeds from  the  exercise  of  those  options.   The weighted
average number of shares outstanding for the three month periods ended March 31, 1996 and 1995 were 1,228,139 and 1,219,111, respectively. The following table presents the number of shares used to compute earnings per share for the periods indicated:


Fully
                                      Primary             Diluted


Quarter ended March 31, 1996         1,271,918           1,271,918
Quarter ended March 31, 1995         1,263,522           1,265,396


     Earnings Per Share:


Fully
                                       Primary             Diluted

Quarter ended March 31, 1996          $ 0.36              $ 0.36
Quarter ended March 31, 1995          $ 0.34              $ 0.34

4.    Accounting Changes

      Effective January 1, 1995, OHSL adopted FAS No. 114
"Accounting by Creditors for the Impairment  of a Loan,"   as
amended by FAS 118.   Pursuant to this standard,  loans considered
to be impaired were reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such
loans.   Loans are deemed impaired when management concludes that
it is probable that the customer will be unable to comply with the contractual terms of their loan, with respect to the timing and amount of required payments. Management evaluates loans for impairment in conjunction with the quarterly evaluation of
the allowance for loan losses.   Generally, such evaluation is
limited to  large commercial and commercial real estate loans.
Consumer loans and mortgage loans  secured   by  one- to
four-family residential property are generally not evaluated for impairment. Application of this Standard on January 1, 1995 did not result in any loans being designated as impaired. Effective January 1, 1996, OHSL adopted Financial Accounting
Standard No.   121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to  be Disposed of."   Management
does not believe OHSL has any material assets subject to this new Standard. Effective January 1, 1996, OHSL adopted Financial
Accounting Standard  No.   122, "Accounting  for Mortgage
Servicing Rights."   This Standard requires the  basis  of
mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The effect of this Standard will be to increase the gain, or reduce the loss, recognized upon the sale of a mortgage loan and will reduce future servicing fee income. The effect of adopting this new Standard was not significant.

                    PART I:  FINANCIAL INFORMATION

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        OHSL FINANCIAL CORP.

                           MARCH 31, 1996




FINANCIAL CONDITION:

Total assets increased from $204.1 million at December 31, 1995 to $205.5 million at March 31, 1996, an increase of $1.4 million. During the first quarter of 1996, loans receivable increased by $1.7 million and available-for-sale securities increased by $2.7 million. Advances from the Federal Home Loan Bank of Cincinnati
decreased by $2.3  million  during this period.   These changes
were funded principally by a $3.6 million increase in deposit accounts and by a $2.9 million decrease in cash and
cashequivalents.   These changes were driven  largely  by efforts
begun in 1995  to regain market share in the area  of  deposit
accounts.   The Company has historically priced its deposit
products at or near mid-market in  comparison  to  its  local and
regional peers.   Beginning  in  1995   and  continuing
throughout the first quarter of 1996, a strong effort was made to reacquire deposit accounts by utilizing various methods, including: (a) the introduction of new deposit accounts with adjustable rate features; (b) a strong emphasis on
cross-selling of deposit products at the branch (retail)   level;
(c)  the introduction of financial incentives to branch employees;
(d) above-market rates paid on selected deposit account types; and (e) advertising campaigns aimed at transaction account customers. Loans receivable, as noted above, increased by $1.7 million in the first quarter of 1996. The company hired two
loan originators in the first quarter of  1996,   and  management
believes  that  their production will enable the Company to
increase  originations  during 1996   over comparable periods of
prior years, provided that a reasonable interest rate environment for residential lending exists.

The balance of held-to-maturity securities remained constant during the quarter ended March 31, 1996. Available-for-sale securities increased by $2.7 million during this time
period.    Due to an upward movement in interest rates in the
first quarter of 1996, the Company has concentrated its new investment activity in adjustable rate securities
(primarily mortgage-backed securities) or securities with limited average lives (such as collateralized mortgage obligations). Management believes that these types of investments offer the best combination of yield and interest rate risk protection.

As stated above,  the Company  seeks to gain market share by
enhancing its deposit product offerings.    The  increase in
deposit balances in 1995 continued throughout the first quarter of 1996, with an increase in deposit balances of $3.6
million during the  first quarter  of  1996.   Due somewhat to the
continued success of this program,   the  Company reduced  the
amount of advances from the Federal Home Loan Bank of Cincinnati by $2.3 million during the quarter ended March 31, 1996.

The stockholders'  equity of the Corporation increased by $67,000
during the three months ended  March 31,  1996.   The major
components of this increase are the Corporation's net income of $452,000 and the exercise of stock options during the period of $84,000. These increases were somewhat offset by the purchase of treasury shares under a stock repurchase program of $221,000 and by dividends declared on the Corporation's common stock of $233,000. Stockholders' equity increased to $25.5 million at March 31, 1996.

Results of Operations:

Net income for the three months ended March 31, 1996  was
$452,000, an increase of $18,000 or 4.1%  over the net income for
the three months ended March 31,  1995.   This represents
earnings per share (fully diluted) of $0.36 versus $0.34 for the same period in 1995.

Total interest income for the three months ended March 31,  1996
was $3,917,000,  compared to  $3,354,000   for  the  same  period
in 1995.   This  increase  ($563,000  or 16.8%) is attributable to
the generally higher interest rate environment which existed during the first quarter of 1996 when compared to the same period
in 1995.   In addition,  growth in the various categories of
interest-earning assets (specifically, loans receivable, held-to-maturity securities and available-for-sale securities) was a significant factor in this increase.

Total interest expense for the three months ended March 31, 1996 was $2,239,000 compared to $1,797,000 for the same period in 1995. This increase ($442,000 or 24.6%) was also the result of the higher interest rate environment discussed previously, wherein the Corporation must pay a higher rate of interest on funds which are held as customer deposits or as borrowed money.

While both interest income and interest expense increased substantially, net interest income for the three months ended March 31, 1996 totalled $1,678,000, an increase of $121,000 or 7.8% over the same period in 1995.

Noninterest  income for the three months ended March 31,  1996
was $62,000   compared  to $101,000   for  the  same period in
1995.   This decrease is  attributable  to  the  loans
originated for sale category. For the three months ended March 31, 1996, a loss of $8,000 was recognized. While the company did sell loans during this period for a gain of $9,000, it recognized a loss of $17,000 on loans which it held for sale at the end of the quarter, as such loans were valued at a discount to the market at March 31, 1996. For the three months ended March 31, 1995, a gain of $36,000 was recognized on loans originated for sale.

Noninterest expense for the three months ended March 31, 1996 was $1,051,000, compared to $994,000 for the same period in 1995.
This increase of $57,000 (or 5.7%) is attributable to  an
increase in salaries and employee benefits of $26,000 (or 5.1%), an increase in occupancy and equipment expense of $15,000 (or 15.5%), an increase in deposit insurance assessment of $12,000 or (15.8%) and an increase in other operating expenses of $12,000
(or 8.)%).   These expenses were somewhat offset by decreases in
computer service expense of $1,000 (or 1.3%) and in franchise taxes of $7,000 (or 7.9%).

The Company's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation. Congress is currently considering legislation designed to recapitalize the SAIF and to eliminate the disparity between the insurance assessment charged to members to the Bank Insurance Fund and the SAIF. Legislation is currently being considered that would result in a special assessment of $0.65 to $0.85 per $100 of deposits being charged to the Company. Any such assessment would likely be tax deductible but would reduce earnings and capital in the quarter in which it is
recorded.   It is presently anticipated that the current SAIF
premium would be significantly reduced after such a special
assessment.   At $0.75  per $100  of  deposits, based on the
Company's March 31, 1996 deposit base, the net effect after tax of such an assessment would be approximately $800,000.

The income tax provision for the three months ended March 31, 1996
was $237,000, compared to  $230,000   for  the  same period in
1995.   This increase of  $7,000   (or  3.0%)   is attributable to
the higher level of pre-tax earnings generated in the first quarter of 1996 when compared to the same period in 1995.


Liquidity:

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future
operations.    The primary sources of liquidity are cash,
short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities
which mature within defined periods,   such as one-year maturity
and five-year maturity obligations. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquid assets. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 5.0% of the Company's total assets (also as defined). At March 31, 1996, the Company's liquid assets totaled $15.1 million or 9.0%.

The factors which are expected to have a continuing impact on the level of Oak Hills' liquidity are as follows: (1) loan demand; (2) net deposit flows in subsequent periods; (3)
corporate needs for cash in order to fund ongoing operations; (4) other cash needs as they may arise.

Based upon its projections, management anticipates that liquidity will remain at or near current levels for the near future. Oak Hills does have the ability to raise cash through borrowing arrangements with the Federal Home Loan Bank of Cincinnati, through the purchase of Federal funds and through other
borrowing sources.   In addition,  the parent company (OHSL
Financial Corp.) could also be a source of liquidity by lending funds to Oak Hills, by guaranteeing the credit of Oak Hills or
through other arrangements.   Management is  of the opinion that
current liquidity levels are adequate.


Capital Resources:

OHSL's equity capital totaled $25.5 million at March 31, 1996, an increase of $67,000 from December 31, 1995. As discussed more fully in the Financial Condition section, the major components of  this increase include the net income for the quarter and the
exercise  of stock  options,   which  were partially offset by the
purchase of treasury stock and by dividends declared on the common stock.

Federal regulations require  savings  associations  to  maintain
certain minimum levels of regulatory  capital.    Regulations
currently  require  tangible capital,  as defined  by regulation,
divided  by total assets (also as  defined)   to  be at  least
1.5%.    The regulations also require core capital,  as defined by
regulation,  divided by total assets (also  as  defined)  to be at
least 3.0%.   Finally,  the regulations  require  risk-based
capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills' compliance with these requirements at March 31, 1996 is summarized on the following page:


                                    Amount        Percent (%) of
                                     (000)      Applicable Assets

          Tangible capital        $ 19,788             9.89 %
          Requirement                3,001             1.50

          Excess                  $ 16,787             8.39 %



          Core capital            $ 19,788             9.89 %
          Requirement                6,001             3.00

          Excess                  $ 13,787             6.89 %



          Risk-based capital      $ 20,276            20.64 %
          Requirement                7,861             8.00

          Excess                  $ 12,415            12.64 %




At March 31, 1996, the book value per share of OHSL common stock was $20.84 based upon
1,224,468 outstanding shares.

                  PART II:  OTHER INFORMATION

                      OHSL FINANCIAL CORP.

                          MARCH 31, 1996




Item 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of stockholders was held on April 18, 1996.

          (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

             Election of the following
             Directors for a three-
             year term:                          For      Withheld

               Thomas M. Herron               1,045,163    51,833

               William R. Hillebrand          1,041,713    55,283

               Joseph J. Tenoever             1,043,572    53,433

     Ratification of Crowe, Chizek & Company as auditors for fiscal year ending December 31, 1996:

               For                  1,066,069
               Against                 10,817
               Abstain                 20,110

       Stockholder Proposal

               For                    224,223
               Against                566,518
               Withheld                86,075

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          On January 26, 1996, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the fourth quarter and the year ended December 31, 1995.
On February 26, 1996, the Registrant filed a Form 8-K to report the payment of a cash dividend.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of
1934,   the registrant  has duly  caused  this report to be signed on its behalf  by  the undersigned  thereunto  duly authorized.



OHSL Financial Corp.


Date:  April 26, 1996              By:               /s/

                                  Kenneth L. Hanauer
                                  President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)


Date:  April 26, 1996             By:               /s/

                                  Patrick J. Condren
                                  Treasurer and Chief Financial
                                  Officer (Principal Financial and
                                  Accounting Officer)