Form 10QSB
period 1996-06-30
OHSL FINANCIAL CORP
filed 1996-08-14
CIK 893235

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549



           [X]    Quarterly Report Under Section 13 or 15 (d)

                  of the Securities Exchange Act of 1934

                  For Quarter Ended June 30, 1996


           [ ]    Transition Report Pursuant to Section 13 or

                  15 (d) of the Securities Exchange Act of 1934
                  For the Transition Period From ________ to _______


                   Commission file number 0-20886


                        OHSL FINANCIAL CORP.
          (Exact name of registrant as specified in its charter)



                 DELAWARE                              31-1362390
          (State of Incorporation)      (I.R.S. Employer Identification No.)

           5889 Bridgetown Road, Cincinnati,  Ohio            45248
          (Address of principal executive office)           (Zip Code)

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                 SHARES OUTSTANDING
                                                AT JUNE 30, 1996

          common stock, $.01 par value              1,217,386

                 FORM 10-QSB

                    INDEX


          Part I.  Financial Information:                  Page

               Item 1.   Financial Statements

                          Consolidated Statements
                          of Financial Condition           3-4

                          Consolidated Statements
                          of Income                        5-6

                          Consolidated Statements
                          of Changes in Stockholders'
                          Equity                             7

                          Consolidated Statements of
                          Cash Flows                         8

                          Notes to Consolidated
                          Financial Statements              9-10

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations          11-14

          Part II. Other Information:

               Item 1.   Legal Proceedings                    15

               Item 2.   Changes in Securities                15

               Item 3.   Defaults upon Senior Securities      15

               Item 4.   Submission of Matters to a Vote
                        of Security Holders                   15

               Item 5.   Other Information                    15

               Item 6.   Exhibits and Reports on Form 8-K     15

                         Signatures                           16




              PART I:  FINANCIAL INFORMATION
               ITEM 1:  FINANCIAL STATEMENTS
                     OHSL FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (Dollars in thousands except per share data)


                                               June 30,         December 31,
                                                1996               1995
          ASSETS
          Cash and due from banks          $    6,590          $    4,264
          Short-term money market
          investments                           1,000              10,054
                                               -------             ------
              Cash and cash equivalents         7,590              14,318
          Interest-bearing balances with
            financial institutions                100                 600
          Investment securities (fair value
            of $30,932 and $27,875)            31,698              27,843
          Available-for-sale securities        14,445              13,703
          Loans held for sale                   1,050               1,002
          Loans receivable-net                149,350             142,151
          Office properties and equipment-net   1,657               1,520
          Federal Home Loan Bank stock, at
            cost                                1,466               1,417
          Accrued interest receivable           1,321               1,319
          Other assets                            360                 203
                                              -------             -------
                      Total Assets         $  209,037          $  204,076
                                              -------              -------
                                              -------              -------


          LIABILITIES AND STOCKHOLDERS' EQUITY
          LIABILITIES
          Deposits                         $  165,035          $  159,314
          Advances from Federal Home
           Loan Bank                           16,967              17,400
          Accounts payable on mortgage loans
            serviced for others                   345                 286
          Accrued interest payable                105                  90
          Advances from borrowers for taxes
            and insurance                         345                 797
          Other liabilities                       746                 735
                                              -------             -------
                      Total Liabilities       183,543             178,622


          STOCKHOLDERS' EQUITY
          Common stock, .01 par value,
            3,500,000 shares authorized,
            1,400,061 issued at June 30,
            1996 and 1,391,729 shares
            issued at December 31, 1995    $       14          $       14
          Additional paid-in capital           13,576              13,429
          Retained earnings                    14,998              14,526
          Unamortized cost of bank incentive
            plan                                  (30)                (45)
          Unearned shares held by employee
            stock ownership plan                 (534)               (594)
          Treasury stock (129,258 and 107,580
            shares at cost)                    (2,335)             (1,904)
          Net unrealized gain/(loss) on
            available-for-sale securities        (195)                 28
                                               ------              ------
                 Total Stockholders' Equity    25,494              25,454
                                               ------              ------

                 Total Liabilities and
                    Stockholders' Equity   $  209,037          $  204,076
                                              -------             -------
                                              -------             -------




               See accompanying notes to consolidated financial statements.



                                 PART I:  FINANCIAL INFORMATION
                                 ITEM 1:  FINANCIAL STATEMENTS
                                         OHSL FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF INCOME
                          (Dollars in thousands except per share data)


                                           Three months         Six months
                                           ended June 30,      ended June 30,
                                           1996      1995      1996      1995

          INTEREST INCOME
           Interest and fees on loans   $  3,102  $ 3,032   $ 6,187   $ 5,898
          Interest on short-term money
             market investments               56      103       182       130
           Interest on interest-bearing
             balances with financial
             institutions                      6        6        14        17
           Interest on mortgage-backed
             investments                     453      185       773       364
           Interest and dividends
             on other investments            381      300       759        571
                                          ------    -----     -----      -----
                Total Interest Income      3,998    3,626     7,915     6,980


          INTEREST EXPENSE
           Interest on deposits            2,004    1,783     4,015     3,348
           Interest on Federal Home
             Loan Bank advances              226      236       454        468
                                          ------    -----     -----      -----
                Total Interest Expense     2,230    2,019     4,469     3,816



          NET INTEREST INCOME              1,768    1,607     3,446     3,164

           Less provision for loan losses      4        4         4          4
                                          ------    -----     -----      -----
          NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES      1,764    1,603     3,442      3,160


          NONINTEREST INCOME
           Service charges and fees           56       59       111        113
           Gain/(loss) on securities          10        0        10          0
           Gain/(loss) on loans
             originated for sale              (4)      32       (12)        68
           Commission income                   7       13         7         13
           Other income                       23       10        38         21
                                          ------    -----     -----      -----
                                             92       114       154        215


          NONINTEREST EXPENSE
           Salaries and employee benefits   556       573     1,089      1,080
           Occupancy and equipment
             expense-net                    130        97       242        194
           Computer service expense          89        86       163        161
           Deposit insurance assessment      91        77       179        153
           Franchise taxes                   85        81       167        170

           Other operating expenses         162       128      324         278
                                          ------    -----     -----      -----
                                          1,113     1,042    2,164       2,036
                                          ------    -----     -----      -----
                                          ------    -----     -----      -----


          INCOME BEFORE TAXES               743       675    1,432       1,339

          Income tax provision              262       234      499         464
                                         ------     -----    -----       -----


          NET INCOME                  $     481   $   441  $   933    $    875
                                         ------     -----    -----       -----
                                         ------     -----    -----       -----


          EARNINGS PER SHARE
            (Note 3)                   $    0.38  $  0.35  $  0.74    $   0.69
                                          ------    -----    -----       -----
                                          ------    -----    -----       -----

                 See accompanying notes to consolidated financial statements.
                         PART I:  FINANCIAL INFORMATION
                           ITEM 1:  FINANCIAL STATEMENTS
                               OHSL FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CHANGES
                              IN STOCKHOLDERS' EQUITY
                              (Dollars in thousands)




                                            Six months ended June 30,

                                                1996            1995

          Balance at January 1              $  25,454        $  23,691

          Net income                              933              875

          Amortization of cost of bank
            incentive plan                         15               32

          Purchase of treasury stock             (431)            (277)

          Stock options exercised                  84               83

          Dividends on common stock              (461)            (415)

          ESOP shares earned during the period    123              107

          Change in net unrealized gain/(loss)
            on available-for-sale securities     (223)             535
                                               ------           ------
          Balance at June 30                $  25,494        $  24,631
                                               ------           ------
                                               ------           ------



               See accompanying notes to consolidated financial statements.


                              PART I:  FINANCIAL INFORMATION
                              ITEM 1:  FINANCIAL STATEMENTS
                                    OHSL FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)


                                                    Six months ended June 30,
                                                         1996            1995


          CASH FLOWS FROM OPERATING ACTIVITIES
             Net income                             $     933       $     875
             Adjustments to reconcile net income
               to net cash from operating activities   (1,032)           (286)
                                                       -------         -------

          Net cash from operating activities              (99)            589


          CASH FLOWS FROM INVESTING ACTIVITIES
             Net change in interest-bearing balances
               with financial institutions                 500             546
             Proceeds from sales of available-for-sale
               securities                                1,994             ---
             Purchase of held-to-maturity securities   (11,199)        (3,000)
             Purchase of available-for-sale securities  (3,770)          (911)
             Proceeds from maturities and repayments
               of held-to-maturity securities            7,342            420
             Proceeds from maturities and repayments
               of available-for-sale securities            775            318
             Loans made to customers net of payments
               received                                 (6,083)        (6,109)
             Purchase of property and equipment           (216)           (67)
                                                        -------        -------
             Net cash from investing activities        (10,657)        (8,803)

          CASH FLOWS FROM FINANCING ACTIVITIES
             Net change in deposits                      5,721          12,614
             Proceeds from Federal Home Loan Bank
               advances                                 14,500          12,000
             Payments on advances from Federal Home
               Loan Bank                              (14,933)        (10,400)
             Net change in advances from borrowers
               for taxes and insurance                   (452)           (488)
             Cash dividends                              (461)           (415)
             Purchase of treasury stock                  (431)           (277)
             Stock options exercised                       84              83
                                                      -------         -------
             Net cash from financing activities         4,028          13,117
                                                      -------         -------
             Net change in cash and cash equivalents   (6,728)          4,903

             Cash and cash equivalents at beginning of
               period                                  14,318           6,231
                                                      -------         -------
             Cash and cash equivalents at end of
               period                                $   7,590       $  11,134
                                                       -------         -------
                                                       -------         -------

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

          3.    Earnings Per Share

                Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of common stock equivalents. The stock options outstanding are considered common stock equivalents. Weighted average shares outstanding are increased by the number of shares issuable under the options, assuming full exercise, and reduced by the number of shares that could, hypothetically, be reacquired using the proceeds from the exercise of those options. The weighted average number of shares outstanding for the three month and for the six month periods ended June 30, 1996 and 1995 are shown below:

                                                    1996              1995

          Three months ended June 30            1,217,009         1,217,171
          Six months ended June 30              1,214,419         1,216,643

                The following table presents the number of shares used to compute earnings per share for the periods indicated:

                                                                     Fully
                                                 Primary            Diluted

          Three months ended June 30, 1996       1,259,172         1,259,172
          Three months ended June 30, 1995       1,261,417         1,261,685

          Six months ended June 30, 1996         1,258,481         1,258,481
          Six months ended June 30, 1995         1,261,957         1,263,024

      The Corporation's earnings per share are presented below:

                                                                     Fully
                                                 Primary            Diluted
          Three months ended June 30, 1996        $ 0.38            $ 0.38
          Three months ended June 30, 1995        $ 0.35            $ 0.35

          Six months ended June 30, 1996          $ 0.74            $ 0.74
          Six months ended June 30, 1995          $ 0.69            $ 0.69

          4.    Accounting Changes

          Effective January 1, 1995, OHSL adopted FAS No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by FAS 118. Pursuant to this Standard, loans considered to be impaired were reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. Loans are deemed impaired when management concludes that it is probable that the customer will be unable to comply with the contractual terms of their loan, with respect to the timing and amount of required payments. Management evaluates loans for impairment in conjunction with the quarterly evaluation of the allowance for loan losses. Generally, such evaluation is limited to large commercial and commercial real estate loans. Consumer loans and mortgage loans secured by one- to four-family residential property are generally not evaluated for impairment. Application of this Standard on January 1, 1995 did not result in any loans being designated as impaired.

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


                                PART I:  FINANCIAL INFORMATION
                        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      OHSL FINANCIAL CORP.
                                         JUNE 30, 1996


          FINANCIAL CONDITION:

          Total assets increased from $204.1 million at December 31, 1995 to $209.0 million at June 30, 1996, an increase of $4.9 million. During the first six months of 1996, loans receivable increased by $7.2 million, held-to-maturity securities increased by $3.9 million and available-for-sale securities increased by $0.7 million. Advances from the Federal Home Loan Bank of Cincinnati decreased by $0.4 million during this period. These changes were funded principally by a $5.7 million increase in deposit accounts and by a $6.7 million decrease in cash and cash equivalents. These changes were driven largely by efforts begun in 1995 to regain market share in the area of deposit accounts and by the Company's desire to more aggressively pursue lending opportunities within its own market area.

          The Company has historically priced its deposit products at or near mid-market in comparison to its local and regional peers. Beginning in 1995 and continuing throughout the first six months of 1996, a strong effort was made to reacquire deposit balances by utilizing various methods, including: (a) the introduction of new deposit accounts with adjustable rate or callable features; (b)a strong emphasis on cross-selling of deposit products at the branch (retail) level; (c) the introduction of financial incentives to branch employees; (d) above-market rates paid on selected deposit account types; and (e) advertising campaigns aimed at transaction account customers.

          Loans receivable, as noted above, increased by $7.2 million in the first six months of 1996. The Company hired two loan originators in the first quarter of 1996, and management believes that their production will enable the Company to increase originations during 1996 over comparable periods of prior years, provided that a reasonable interest rate environment for residential lending exists. Due to strong competition for lending products and a relatively flat yield curve, management believes that the Company's average interest rate spread (that is, the average yield on earning assets less the average cost of interest-bearing liabilities) will decline in 1996 when compared to prior years. In order to offset this decline, management will focus on volume growth to continue to increase net interest income.

          The balance of held-to-maturity securities increased by $3.9 million during the six months ended June 30, 1996. Available-for-sale securities increased by $0.7 million during this time period.
          In response to numerous offerings by Federal Agencies (specifically The Federal Home Loan Bank, The Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation) of callable Agency securities with coupons in the 7.75% to 8.25% range, the Company acquired several securities for its held-to-maturity portfolio. It is management's intent to hold such callable Agency securities until maturity unless an early redemption is required by the respective Agency. Management also believes that coupons in the above interest rate range provide the necessary cushion to weather reasonable interest rate changes. Some of the risk associated with these callable Agency securities has been offset by offering deposit products to the customers of the thrift which contain similar call features. Management believes that these investments offer a good combination of yield and interest rate risk protection.

          As stated above, the Company seeks to gain market share by enhancing its deposit product offerings. The increase in deposit balances in 1995 continued throughout the first six months of 1996, with an increase in deposit balances of $5.7 million during this time period. Due somewhat to the continued success of these programs, the Company reduced the amount of advances from The Federal Home Loan Bank of Cincinnati by $433,000 during the six months ended June 30, 1996.

          The stockholders' equity of the Corporation increased by $40,000 during the six months ended June 30, 1996. The major components of this increase are the Corporation's net income of $933,000 and the exercise of stock options during the period of $84,000. These increases were substantially offset by the purchase of treasury shares under a stock repurchase program of $431,000, by dividends declared on the Corporation's common stock of $461,000 and by a $223,000 increase in the reserve for net unrealized losses on available-for-sale securities. At June 30, 1996, stockholders' equity totaled $25.5 million.


          RESULTS OF OPERATIONS:

          Net income for the six months ended June 30, 1996 was $933,000, an increase of $58,000 or 6.6% over the net income for the six months ended June 30, 1995. This represents earnings per share (fully diluted) of $0.74 versus $0.69 for the same period in 1995.

          Total interest income for the six months ended June 30, 1996 was $7,915,000 compared to $6,980,000 for the same period in 1995. This increase ($935,000 or 13.4%) is attributable to the generally higher interest rate environment which existed during the first six months of 1996 when compared to the same period in 1995. In addition, growth in the various categories of interest-earning assets (specifically, loans receivable and held-to-maturity securities) was a significant factor in this increase.

          Total interest expense for the six months ended June 30, 1996 was $4,469,000 compared to $3,816,000 for the same period in 1995. This increase ($653,000 or 17.1%) was also the result of the higher interest rate environment discussed previously, wherein the Corporation must pay a higher rate of interest on funds which are held as customer deposits or as borrowed money. The previously discussed increase in market share of customer deposits also is a significant factor in the increase in total interest expense.

          While both interest income and interest expense increased substantially, net interest income for the six months ended June 30, 1996 totaled $3,446,000, an increase of $282,000 or 8.9% over the same period in 1995.

          Noninterest income for the six months ended June 30, 1996 was $154,000 compared to $215,000 for the same period in 1995. This decrease is attributable to the gain/(loss) on loans originated for sale. For the six months ended June 30, 1996, a loss of $12,000 was recognized in this category. While the Company did sell loans during this period for a gain of $9,000, it recognized a loss of $21,000 on loans which it held for sale at the end of the period, as such loans were valued at a discount to the market at June 30, 1996. During the six months ended June 30, 1995, a gain of $68,000 was recognized on loans originated for sale. This income reduction was somewhat offset by a $10,000 gain on the sale of available-for-sale securities during the six month period ended June 30, 1996. In the area of commission income, the Company's subsidiary (C.F.S.C., Inc.) has made several attempts to provide increased performance (and thus increased profitability) in the area of annuity and mutual fund sales. Due to continuing staffing problems in this area, however, management believes that commission income will be minimal throughout the remainder of 1996.

          Noninterest expense for the six months ended June 30, 1996 was $2,164,000 compared to $2,036,000 for the same period in 1995. This increase of $128,000 (or 6.3%) is primarily attributable to an increase in occupancy and equipment expense of $48,000 (or 24.7%), an increase in the deposit insurance assessment of $26,000 (or 17.0%) and an increase in other operating expenses of $46,000 (or 16.5%). The increase noted in occupancy and equipment expense is primarily attributable to expenses incurred in the opening of the Company's fifth branch location in April, 1996. The increase noted in the deposit insurance assessment is the result of larger deposit balances being held at June 30, 1996 compared to those of the prior year. The increase noted in other operating expenses is attributable to higher advertising costs (of $23,000) and higher supply expenses (of $6,000) in 1996, as well as general increases in overall operating costs in 1996.

          The income tax provision for the six months ended June 30, 1996 was $499,000 compared to $464,000 for the same period in 1995. This increase of $35,000 (or 7.5%) is attributable to the higher level of pre-tax earnings generated in the first six months of 1996 when compared to the same period in 1995.

          The Company's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation. Congress is currently considering legislation designed to recapitalize the SAIF and to eliminate the disparity between the insurance assessment charged to members of the Bank Insurance Fund and the SAIF. Legislation is currently being considered that would result in a special assessment of $0.65 to $0.85 per $100 of deposits being charged to the Company. Any such assessment would likely be tax deductible but would reduce earnings and capital in the quarter (and year) in which it is recorded. It is presently anticipated that the current SAIF premium would be significantly reduced after such a special assessment. At $0.75 per $100 of deposits, based on the Company's June 30, 1996 deposit base, the net effect, after tax, of such an assessment would be approximately $817,000.


          Liquidity:

          In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts) and qualifying securities (as defined by regulation). Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquid assets. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 5.0% of the Company's total assets (also as defined). At June 30, 1996, the Company's liquid assets totaled $12.8 million or 7.5%.

          The factors which are expected to have a continuing impact on the level of Oak Hills' liquidity are as follows: (1) loan demand; (2) net deposit flows in subsequent periods; (3) corporate needs for cash in order to fund ongoing operations and programs (such as stock repurchase programs); and (4) other cash needs as they arise.

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

          Capital Resources:

          OHSL's equity capital totaled $25.5 million at June 30, 1996, an increase of $40,000 over the December 31, 1995 amount. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the six months ended June 30, 1996, which was offset by the purchase of treasury shares, by dividends declared on the Corporation's common stock and by an increase in the reserve for net unrealized losses on available-for-sale securities.

          Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (as defined) to be at least 1.5%. The regulations also require core capital (as defined) divided by total assets to be at least 3.0%. Finally, the regulations require risk-based capital (as defined) divided by risk-adjusted assets (as defined) to be at least 8.0%. Oak Hills' compliance with these requirements at June 30, 1996 is summarized below:


                                            Amount             Percent (%) of
                                             (000)           Applicable Assets

                   Tangible capital         $20,311                9.94 %
                   Requirement                3,067                1.50 %
                                             ------               ------

                   Excess                   $17,244                8.44 %
                                             ------               ------
                                             ------               ------

                   Core capital             $20,311                9.94 %
                   Requirement                6,134                3.00 %
                                             ------               ------

                   Excess                   $14,177                6.94 %
                                             ------               ------
                                             ------               ------


                   Risk-based capital       $20,799               20.47 %
                   Requirement                8,130                8.00 %
                                              ------               ------

                   Excess                   $12,669               12.47 %
                                             ------               ------
                                             ------               ------


          At June 30, 1996, the book value per share of OHSL common stock was $20.94 based upon 1,217,386 outstanding shares.

                   PART II:  OTHER INFORMATION
                                  OHSL FINANCIAL CORP.
                                     JUNE 30, 1996




          Item 1.   LEGAL PROCEEDINGS

                    There are no material pending legal proceedings.

          Item 2.   CHANGES IN SECURITIES

                    Not applicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    Not applicable.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (Information provided pursuant to this item was also included in the Company's 10-QSB filed for the quarter ended March 30, 1996).

                    (a) The Company held its annual meeting of stockholders on April 18, 1996.

                    (b)  N/A

                    (c) The following matters were voted upon at the annual stockholders' meeting held on April 18, 1996: election of the board of directors, the ratification of the appointment of Crowe, Chizek and Company LLP as auditors of the Company for the fiscal year ending December 31, 1996 and a stockholder proposal proposing that the stockholders of the Company urge its Board of Directors to "examine the company's position for the potential gain in shareholder value through the sale or merger of the company" and from that examination, produce a written report that describes how such a sale or merger would influence the value of the stock (the "Stockholder Proposal"). The number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

               Election of the following Directors for a three-year term:

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

               Further information regarding these matters may be found in the Company's Proxy Statement dated March 20, 1996 which is herein incorporated by reference.

          Item 5.   OTHER INFORMATION

                    None

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    Exhibit 27 - Financial Data Schedule

                    On April 19, 1996, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the fourth quarter and the year ended December 31, 1995.

                    On June 4, 1996, the Registrant filed a Form 8-K to report the payment of a cash dividend.


                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OHSL Financial Corp.


          Date: August 5, 1996              By: \s\ Kenneth L. Hanauer
                                                Kenneth L. Hanauer
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)


          Date: August 5, 1996              By: \s\ Patrick J. Condren
                                                Patrick J. Condren
                                                Treasurer and Chief Financial
                                                  Officer
                                                (Principal Financial and
                                                  Accounting Officer)