Form 10QSB
period 1996-09-30
OHSL FINANCIAL CORP
filed 1996-11-14
CIK 893235

FORM 10-QSB
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



               [X]   Quarterly Report Under Section 13 or 15(d)of
                      the Securities Exchange Act of 1934
                      For Quarter Ended September 30, 1996


                [ ]   Transition Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934
                      For the Transition Period From         to


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
                 (Address of principal executive office)

                               (513)574-3322
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.    Yes  X    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                    SHARES OUTSTANDING AT SEPTEMBER 30, 1996

common stock,
$.01 par value                          1,222,879


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





                     PART I:  FINANCIAL INFORMATION
                     ITEM 1:  FINANCIAL STATEMENTS
                         OHSL FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (Dollars in thousands)




                                     September 30,    December 31,
                                        1996             1995
ASSETS

Cash and due from banks               $    5,395     $    4,264
Short-term money market investments        3,300         10,054
Cash and cash equivalents                  8,695         14,318
Interest-bearing balances with
  financial institutions                     100            600
Held-to-maturity securities (market
  value of $32,233 and $27,875)           32,851         27,843
Available-for-sale securities             14,244         13,703
Loans held for sale                          733          1,002
Loans receivable-net                     154,910        142,151
Real estate owned                             43           ---
Office properties and equipment-net        2,412          1,520
Federal Home Loan Bank stock, at cost      1,492          1,417
Accrued interest receivable                1,485          1,319
Other assets                                 662            203
                                        ________       ________
          Total Assets                $  217,627     $  204,076
                                        ________       ________
                                        ________       ________

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                              $  169,221     $  159,314
Advances from Federal Home Loan Bank      20,304         17,400
Accounts payable on mortgage loans
  serviced for others                        252            286
Accrued interest payable                     509             90
Advances from borrowers for taxes
  and insurance                              667            797
Other liabilities                          1,507            735
                                        ________       ________
     Total Liabilities                    192,460        178,622


                             (Continued)


                      PART I:  FINANCIAL INFORMATION
                      ITEM 1:  FINANCIAL STATEMENTS
                             OHSL FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
                           (Dollars in thousands)




                                        September 30, December 31,
                                           1996            1995
STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 3,500,000
  shares authorized, 1,401,611 shares
  issued at September 30, 1996 and
  1,391,729 shares issued at
  December 31, 1995                        $       14   $      14
Additional paid-in capital                     13,622      13,429
Retained earnings                              14,563      14,526
Unamortized cost of bank incentive plan           (22)        (45)
Unearned shares held by employee
  stock ownership plan                           (504)       (594)
Treasury stock (129,258 shares and 107,580
  shares at cost)                              (2,335)     (1,904)
Net unrealized gain/(loss) on
  available-for-sale securities                   (171)         28
                                             _________    _______

         Total Stockholders' Equity            25,167      25,454
                                             _________    _______

         Total Liabilities and
          Stockholders' Equity             $   217,627   $ 204,076
                                             _________    _______
                                             _________    _______



     See accompanying notes to consolidated financial statements.



                      PART I:  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                              OHSL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands except per share amounts)


                             Three Months Ended  Nine Months Ended
                                    Sept. 30,         Sept. 30,
                                   1996     1995     1996     1995

INTEREST INCOME
 Interest and fees on loans   $  3,263 $  3,141 $  9,450  $  9,039
 Interest on short-term money
   market investments               46      145      228       275
 Interest on interest-bearing
   balances with financial
   institutions                      1        7       15        24
 Interest on mortgage-backed
   investments                     352      206    1,125       570
 Interest and dividends
   on investments                  447      337    1,206       908
                                 _____     _____   _____     _____

      Total Interest Income      4,109    3,836   12,024    10,816

INTEREST EXPENSE
 Interest on deposits            2,097    1,931    6,112     5,279
Interest on Federal Home
   Loan Bank advances              310      254      764       722
                                 _____     _____   _____     _____

      Total Interest Expense     2,407     2,185   6,876     6,001

NET INTEREST INCOME              1,702     1,651   5,148     4,815

 Less provision for loan losses     (2)        3       2         7
                                 _____     _____   _____     _____

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES     1,704      1,648   5,146     4,808

NONINTEREST INCOME
 Service charges and fees          59         59     170       172
Gain on securities                  0         21      10        21
 Gain on loans originated
  for sale                         25         12      13        80
 Commission income                  2          6       9        19
Other income                       11         52      49        73
                                 _____     _____   _____     _____

                                   97        150     251       365
NONINTEREST EXPENSE
 Salaries and employee benefits   579        530   1,668     1,610
Occupancy and equipment
  expense-net                     154        101     396       295
 Computer service expense         117         74     280       235
 Deposit insurance assessment   1,020         81   1,199       234
Franchise taxes                    82         76     249       246
 Other operating expenses         153        131     477       409
                                 _____     _____   _____     _____

                                2,105        993   4,269     3,029
                                 _____     _____   _____     _____
                                          (Continued)

                       PART I:  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                              OHSL FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
             (Dollars in thousands except per share amounts)



                            Three months ended   Nine months ended
                                 Sept. 30,          Sept. 30,
                                1996     1995    1996      1995

INCOME BEFORE INCOME TAXES  $ (304)   $  805  $ 1,128  $ 2,144

Income tax provision          (102)      269      397      733
                             _____     _____    _____    _____


NET INCOME                  $ (202)   $  536  $   731  $ 1,411
                             _____     _____    _____    _____
                             _____     _____    _____    _____


EARNINGS/(LOSS) PER SHARE
  (Note 3)                  $(0.16)   $ 0.43  $  0.58  $  1.12


     See accompanying notes to consolidated financial statements.


                        PART I:  FINANCIAL INFORMATION
                          ITEM 1:  FINANCIAL STATEMENTS
                             OHSL FINANCIAL CORP.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (Dollars in thousands)



                                              Nine months ended
                                                 September 30,
                                                1996        1995


Balance at January 1                        $  25,454    $ 23,691


Net income                                        731      1,411

Amortization of cost of bank incentive plan        23          47

Purchase of treasury stock                       (431)       (277)


Stock options exercised                           100         111


Dividends on common stock                        (694)       (618)

ESOP shares earned during the period              183        160

Change in net unrealized gain/(loss) on
  available-for-sale securities                  (199)        523
                                              _______     ______


Balance at September 30                     $  25,167   $  25,048
                                              _______     ______
                                              _______     ______


     See accompanying notes to consolidated financial statements.


                      PART I:  FINANCIAL INFORMATION
                       ITEM 1:  FINANCIAL STATEMENTS
                             OHSL FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                              Nine months ended
                                                  September 30,
                                                1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $     731  $   1,411
  Adjustments to reconcile net income to net
    cash from operating activities                  302      1,681
                                                 ______    ______

  Net cash from operating activities             1,033      3,092

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest-bearing balances
    with financial institutions                    500         546

  Proceeds from maturity and repayment
    of held-to-maturity securities               7,690       3,514
  Proceeds from maturity and repayment
    of available-for-sale securities             1,002         575

  Proceeds from sales of available-for-sale
    securities                                   1,994         ---
  Purchase of held-to-maturity securities      (12,699)    (6,269)
  Purchase of available-for-sale securities     (3,770)    (6,402)
  Loans made to customers net of payments
     received                                  (11,984)    (7,895)
  Purchase of property and equipment            (1,045)       (70)
                                                 ______    ______

  Net cash from investing activities           (18,312)   (16,001)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                         9,907      18,615

  Proceeds from Federal Home Loan Bank advances 21,500 16,000 Payments on advances from Federal Home Loan
     Bank                                      (18,596)   (14,900)
  Net change in advances from borrowers for
    taxes and insurance                           (130)      (161)
  Cash dividends                                  (694)      (618)
 Purchase of treasury stock                       (431)      (277)
  Stock options exercised                          100        111
                                                 ______    ______

  Net cash from financing activities            11,656      18,770

  Net change in cash and cash equivalents       (5,623)      5,861

  Cash and cash equivalents at beginning of
     period                                     14,318       6,231
                                                 ______    ______

  Cash and cash equivalents at end of period $   8,695   $  12,092


      See accompanying notes to consolidated financial statements.


                    PART I:  FINANCIAL INFORMATION
                     ITEM 1:  FINANCIAL STATEMENTS
                           OHSL FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements were prepared in a manner consistent with the annual financial statements and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements.

2.  Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of OHSL Financial Corp. ("OHSL" or "the Corporation"),
Oak Hills Savings and Loan Company, F.A. ("Oak Hills" or "the
Company"), and its subsidiary, CFSC, Inc.

3.  Earnings Per Share

   Primary and fully diluted earnings/(loss) per share are based on the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of common stock equivalents. The stock options outstanding are considered common stock equivalents. Weighted average shares outstanding are increased by the number of shares issuable under the options, assuming full exercise, and reduced by the number of shares that could, hypothetically, be reacquired using the proceeds from the exercise of those options. Unearned shares held by the ESOP are not considered outstanding for the purpose of this computation. The weighted average number of shares outstanding for the three and the nine month periods ended September 30, 1996 and 1995 are indicated below:

                                        1996            1995
                                       ______          ______
Three months ended September 30       1,218,979       1,216,725
Nine months ended September 30        1,221,376       1,216,680


      The following table presents the number of shares used to compute earnings/(loss)per share for the periods indicated:

                                                        Fully
                                          Primary     Diluted
                                          ______       ______
Three months ended September 30, 1996    1,259,265    1,259,265
Three months ended September 30, 1995    1,260,179    1,260,687

Nine months ended September 30, 1996     1,263,748    1,263,748
Nine months ended September 30, 1995     1,260,764    1,262,096

The Corporation's earnings/(loss) per share are presented below:


                                                          Fully
                                              Primary    Diluted
                                              ______     ______
Three months ended September 30, 1996        $(0.16)    $(0.16)
Three months ended September 30, 1995        $ 0.43     $ 0.43

Nine months ended September 30, 1996         $ 0.58     $ 0.58
Nine months ended September 30, 1995         $ 1.12     $ 1.12


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


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       OHSL FINANCIAL CORP.
                        SEPTEMBER 30, 1996

FINANCIAL CONDITION:

Total assets increased from $204.1 million at December 31, 1995 to $217.6 million at September 30, 1996, an increase of $13.5 million. During the first nine months of 1996, loans receivable increased by $12.8 million and held-to-maturity securities increased by $5.0 million. These changes were funded principally by a $9.9 million increase in deposit accounts, by a $2.9 million increase in advances from the Federal Home Loan Bank and by a $5.6 million decrease in cash and cash equivalents. These changes were driven largely by efforts begun in 1995 to regain market share in the area of deposit accounts and by the Company's desire to more aggressively pursue lending opportunities within its own market area.

The Company has historically priced its deposit products at or near mid-market in comparison to its local and regional peers. Beginning in 1995 and continuing throughout the first nine months of 1996, a strong effort was made to reacquire deposit balances by utilizing various methods, including: (a) the introduction of new deposit accounts with adjustable rate or callable features; (b) a strong emphasis on cross-selling of deposit products at the branch (retail) level; (c) the introduction of financial incentives to branch employees; (d) above-market rates paid on selected deposit account types; and (e) advertising campaigns aimed at transaction account customers.

Loans receivable, as noted above, increased by $12.8 million in the first nine months of 1996. The Company hired two loan originators in the first quarter of 1996, and management believes that their production will enable the Company to increase originations during 1996 over comparable periods of prior years, provided that a reasonable interest rate environment for residential lending exists. Due to strong competition for lending products and a relatively flat yield curve, management believes that the Company's average interest rate spread (that is, the average yield on earning assets less the average cost of interest-bearing liabilities) will decline in 1996 when compared to prior years. In order to offset this decline, management believes that growth can be utilized to provide increasing net interest income.

The balance of held-to-maturity securities increased by $5.0 million during the nine months ended September 30, 1996. Available-for-sale securities increased by $0.5 million during this time period. In response to numerous offerings by Federal Agencies (specifically the Federal Home Loan Bank, The Federal National Mortgage Association and The Federal Home Loan Mortgage Corporation) of callable Agency securities with coupons in the 7.40% to 8.25% range, the Company acquired several securities for its held-to-maturity portfolio. It is management's intent to hold such callable Agency securities until maturity unless an early redemption is required by the respective Agency. Management also believes that coupons in the above interest rate range provide the necessary cushion to weather reasonable interest rate changes. Some of the risk associated with these callable Agency securities has been offset by offering deposit products to the customers of the thrift which contain similar call features. Management believes that these investments offer a good combination of yield and interest rate risk protection.

As stated above, the Company seeks to gain market share by enhancing its deposit product offerings. The increase in deposit balances in 1995 continued throughout the first nine months of 1996, with an increase in deposit balances of $9.9 million during this time period.

The stockholders' equity of the Corporation decreased by $287,000 during the nine months ended September 30, 1996. The major components of this decrease are the Corporation's net income of $731,000 and proceeds from the exercise of stock options during the period of $100,000. These increases were more than offset by the purchase of treasury shares under a stock repurchase program of $431,000, by dividends declared on the Corporation's common stock of $694,000 and by an increase in the reserve for unrealized loss on available-for-sale securities of $199,000. At September 30, 1996, stockholders' equity totaled $25.2 million.

RESULTS OF OPERATIONS:

Net income for the nine months ended September 30, 1996 was $731,000, a decrease of $680,000 or 48.2% over the net income for the nine months ended September 30, 1995. This represents earnings per share (fully diluted) of $0.58 versus $1.12 for the same period in 1995. As explained more fully later in this section, the Company was required to contribute $927,000 for its share of the recapitalization of the Savings Association Insurance Fund. This plan was signed into law by President Clinton on September 30, 1996. The after-tax cost of this special assessment to the Company is $612,000, and is effective in the third quarter of 1996. Without this special assessment, net income for the nine months ended September 30, 1996 would have totaled $1,343,000.

Total interest income for the nine months ended September 30, 1996 was $12,024,000 compared to $10,816,000 for the same period in 1995. This increase ($1,208,000 or 11.2%) is attributable to the generally higher interest rate environment which existed during the first nine months of 1996 when compared to the same period in 1995. In addition, growth in the various categories of interest-earning assets (specifically, loans receivable, held-to-maturity securities and available-for-sale securities) was a significant factor in this increase.

Total interest expense for the nine months ended September 30, 1996 was $6,876,000 compared to $6,001,000 for the same period in 1995. This increase ($875,000 or 14.6%) was also the result of the higher interest rate environment discussed previously, wherein the Corporation must pay a higher rate of interest on funds which are held as customer deposits or as borrowed money. The previously discussed efforts to increase the Company's market share of customer deposits also contributed to the increase in total interest expense.

While both interest income and interest expense increased substantially, net interest income for the nine months ended September 30, 1996 totaled $5,148,000, an increase of $333,000 or 6.9% over the same period in 1995. Noninterest income for the nine months ended September 30, 1996 was $251,000 compared to $365,000 for the same period in 1995. A significant portion of this decrease is attributable to the loans originated for sale category. For the nine months ended September 30, 1996, income of $13,000 was recognized in this category, compared to $80,000 for the same period in 1995. Lower income amounts were also recorded for service charges and fees ($170,000 versus $172,000 for the same period in 1995), gains on securities (10,000 versus $21,000 in 1995), commission income ($9,000 versus $19,000 in 1995) and other income ($49,000 versus $73,000 in 1995).

Noninterest expense for the nine months ended September 30, 1996 was $4,269,000 compared to $3,029,000 for the same period in 1995. This increase of $1,240,000 (or 40.9%) is primarily attributable to the special SAIF assessment described earlier. This one-time assessment totaled $927,000.

Comparing the nine months ended September 30, 1996 to the same period in 1995 shows an increase in salaries and benefits expense of $58,000 (or 3.6%), an increase in occupancy and equipment expense of $101,000 (or 34.2%), an increase in computer service expense of $45,000 (or 19.1%), an increase in the deposit insurance assessment of $965,000 (or 412.4%), an increase in franchise taxes of $3,000 (or 1.2%) and an increase in other operating expenses of $68,000 (or 16.6%). The major increases noted are largely attributable to expenses incurred in the Company's conversion to an in-house data processing system in the third quarter of 1996 and to the opening of the Company's fifth branch location in April, 1996. The increase noted in the deposit insurance assessment, while primarily attributable to the special SAIF assessment noted above, is also affected by the carrying of larger deposit balances at September 30, 1996 compared to those of the prior year. The increase noted in other operating expenses is attributable to higher advertising costs (of $31,000) and higher supply expenses (of $11,000) in 1996, as well as general increases in overall operating costs in 1996.

The income tax provision for the nine months ended September 30, 1996 was $397,000 compared to $733,000 for the same period in 1995. This decrease of $336,000 (or 45.8%) is attributable to the lower level of pre-tax earnings generated in the first nine months of 1996 when compared to the same period in 1995.

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

Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquid assets. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 5.0% of the Company's total assets (also as defined). At September 30, 1996, the Company's liquid assets totaled $10.5 million or 6.0%.

The factors which are expected to have a continuing impact on the level of Oak Hills' liquidity are as follows: (1) loan demand; (2) net deposit flows in subsequent periods; (3) corporate needs for cash in order to fund ongoing operations and programs (such as stock repurchase programs); (4) other cash needs as they arise.

Based on its projections, management anticipates that liquidity will remain at or near current levels for the near future. Oak Hills also has the ability to raise additional cash through borrowing arrangements with the Federal Home Loan Bank of Cincinnati, through the purchase of Federal Funds and through other borrowing sources. In addition, the parent company (OHSL Financial Corp.) could also be a source of future liquidity by lending funds to Oak Hills, by guaranteeing the credit of Oak Hills or through other arrangements. Management is of the opinion that current liquidity levels are adequate.


CAPITAL RESOURCES:

OHSL's equity capital totaled $25.2 million at September 30, 1996, a decrease of $287,000 from the December 31, 1995 amount. As discussed more fully in the Financial Condition section, the net income for the period was more than offset by the purchase of treasury stock, by dividends declared and by an increase in the reserve for unrealized loss on available-for-sale securities.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital (as defined by regulation) divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital (as defined) divided by total assets (as defined) to be at least 3.0%. Finally, the regulations require risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills' compliance with these requirements at September 30, 1996 is summarized on the following page:

                   Amount     Percent (%) of
                    (000)    Applicable Assets
                 _________   _________________

Tangible capital   $20,165       9.55 %
Requirement          3,166       1.50
                    ______     ______

Excess             $16,999       8.05 %
                    ______     ______
                    ______     ______

Core capital       $20,165       9.55 %
Requirement          6,333       3.00
                    ______     ______

Excess             $13,832       6.55 %
                    ______     ______
                    ______     ______



Risk-based capital $20,658      19.51 %
Requirement          8,471       8.00
                    ______     ______

Excess             $12,187      11.51 %
                    ______     ______
                    ______     ______


At September 30, 1996, the book value per share of OHSL common stock was $20.58 based upon 1,222,879 shares outstanding.



                 PART II: OTHER INFORMATION
                   OHSL FINANCIAL CORP.
                    SEPTEMBER 30, 1996


Item 1.   LEGAL PROCEEDINGS

      There are no material pending legal proceedings.

Item 2.   CHANGES IN SECURITIES

      Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

Item 5.   OTHER INFORMATION

      None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 27 - Financial Data Schedule

      On July 23, 1996, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the second quarter and the six months ended June 30, 1996.

      On September 9, 1996, the Registrant filed a Form 8-K to report the payment of a cash dividend.






                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   OHSL Financial Corp.


Date: November 8, 1996            By: /s/  Kenneth L. Hanauer
                                      President and Chief
                                      Executive Officer
                                     (Principal Executive Officer)


Date: November 8, 1996            By:/s/  Patrick J. Condren
                                     Treasurer and Chief
                                     Financial Officer
                                    (Principal Financial and
                                     Accounting Officer)