Form 10-K405
period 1996-12-31
OHSL FINANCIAL CORP
filed 1997-03-27
CIK 893235

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended December 31, 1996


                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

    For the transition period from         to

                Commission file number 0-20886.

                        OHSL FINANCIAL CORP.
         (Exact Name of Registrant as Specified in its Charter)

        Delaware                        31-1362390
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

5889 Bridgetown Road, Cincinnati, Ohio             45248
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (513) 574-3322

 Securities Registered Pursuant to Section 12(b) of the Act:

                             None

 Securities Registered Pursuant to Section 12(g) of the Act:

                Common Stock, par value $.01 per share
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days.   YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of February 28, 1997, the Registrant had issued and outstanding 1,256,091 shares of the Registrant's Common Stock.
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, was $21.6 million.
(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

The following documents are incorporated by reference: Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1996 and Part III of Form
10-KSB - Proxy Statement for Annual Meeting of Stockholders to be held in 1997.

                              PART I


Item 1.  Business

General

OHSL Financial Corp., (the "Corporation" or "OHSL") is a
Delaware corporation which was organized in 1992 by Oak Hills Savings and Loan Company, F.A. ("Oak Hills" or the "Company") for the purpose of becoming a savings and loan holding company. The Corporation owns all of the outstanding stock of Oak Hills that was issued on February 5, 1993, in connection with the completion of its conversion from the mutual to the stock form of organization (the "Conversion"). The Corporation issued 1,356,600 shares of Common Stock at a price of $10.00 per share in the Conversion.

Oak Hills, the Corporation's sole subsidiary, was originally chartered in 1907 as Lick Run Building and Loan Company ("Lick Run"), an Ohio savings and loan association. Lick Run became Oak Hills Savings and Loan Company in 1958 and merged with Rosemont Savings Association in 1981. The Company converted to a federally chartered thrift institution in 1990 and adopted its present name. All references to the Corporation include Oak Hills, unless otherwise indicated. The Corporation's common stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol "OHSL".

Both OHSL and Oak Hills are subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the Federal Deposit Insurance Corporation ("FDIC"). Oak Hills is a member of the Federal Home Loan Bank ("FHLB") System and its deposits are backed by the full faith and credit of the United States Government and are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by the FDIC.

Oak Hills serves the financial needs of families and local businesses in its primary market area, southwest Hamilton County, Ohio through its main office located at 5889 Bridgetown Road, Cincinnati, Ohio and four branch offices located on the west side of Cincinnati. At December 31, 1996, OHSL had $215.7 million in assets, deposits of $169.5 million and shareholders' equity of $25.2 million.

As a community oriented financial institution, Oak Hills seeks to serve the financial needs of the families and community businesses in its market areas. The Company is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential loans in its primary market area. To a lesser extent, the Company also originates multi-family, commercial real estate, consumer, construction and commercial business loans. In addition, the Company invests in mortgage-backed investments, investment grade securities and short-term liquid assets. The Company also offers a Visa/MasterCard program to its customers in conjunction with another financial institution. Finally, the Company offers, on an agency basis through its subsidiary, mutual fund and annuity products to its customers. See "-- Lending Activities" and "-- Subsidiary Activities."

The Company's revenues are derived from interest on mortgage loans, investments and consumer loans, income from service charges and loan originations and loan servicing fee income. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan portfolio and its mortgage-backed investments and investment securities portfolios and the interest it pays on its deposit accounts and borrowings.

OHSL's main office is located at 5889 Bridgetown Road, Cincinnati, Ohio. The Company's telephone number is (513) 574-
3322.

Market Area

The Company's primary market area includes the western portion of the city of Cincinnati containing the communities of Covedale, Fairmount, Fernbank, Mt. Airy, Price Hill, Sayler Park, Sedamsville, and Westwood; the cities of Addyston, Cheviot, Cleves, and North Bend; and the nearby communities of Bridgetown, Delhi, Dent, Elizabethtown, Hooven, Mack, and Monfort Heights. The Company's main office is located in the Bridgetown/Mack area, and its branch offices are located in Price Hill, Dent, and Delhi.

The Company's primary market area consists mostly of mature residential communities, including densely populated urban areas in western portions of the city of Cincinnati; less densely populated suburban areas, much of which is subdivision-oriented, to the west of Cincinnati; and moderately populated areas in rural settings further to the west. The commercial segment of the primary market area consists mostly of retail and service businesses supporting the area's residential base and, to a lesser extent, light manufacturing.

Cincinnati is the headquarters for a diverse group of companies such as Procter & Gamble, The Kroger Co., American Financial Corp., U.S. Shoe Corp., Mercantile Stores and Chiquita Brands International, Inc. Additionally, major installations of companies headquartered elsewhere include General Electric (aircraft engine manufacturing), Ford Motor Company (automobile manufacturing), and Monsanto Chemical (chemical manufacturing). Other major employers include the University of Cincinnati and the State of Ohio.

Lending Activities

General. The principal lending activity of the Company is originating for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. In addition, in order to provide more comprehensive financial services to families and community businesses in the Company's primary market area, OHSL also originates multi-family, commercial real estate, consumer, construction and commercial business loans. See "-Originations, Purchases and Sales of Loans."

Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio (excluding loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.

                                                   December 31,
                                      1994              1995               1996
                                 Amount  Percent  Amount  Percent  Amount Percent
                                               (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.........  $ 98,857  69.40%  $ 99,782  68.20% $113,373  69.59%
 Non-residential.............    17,108  12.01     16,945  11.58    17,091  10.49
 Multi-family................     9,441   6.63      9,630   6.58    11,598   7.12
 Construction or development.     9,217   6.47     11,115   7.59     9,866   6.05
                                -------  -----    -------  -----   -------  -----
    Total real estate loans.    134,623  94.51    137,472  93.95   151,928  93.25
                                =======  =====    =======  =====   =======  =====
Other Loans:
 Consumer Loans:
  Home equity................     2,915   2.05      2,949   2.02     3,411   2.09
  Student....................     1,798   1.26        386    .26       285    .17
  Automobile.................     1,167    .82      3,045   2.08     4,091   2.51
  Deposit....................       268    .19        248    .17       223    .14
  Home improvement...........       404    .28        472    .32       478    .29
  Other......................       886    .62      1,397    .96     2,184   1.34
                                  -----   ----      -----   ----    ------   ----
     Total consumer loans....     7,438   5.22      8,497   5.81    10,672   6.54

 Commercial business loans...       384    .27        350    .24       340    .21
                                  -----   ----      -----   ----    ------   ----
     Total other loans.......     7,822   5.49      8,847   6.05    11,012   6.75
                               -------- ------    ------- ------   ------- ------
    Total loans receivable..    142,445 100.00%   146,319 100.00%  162,940 100.00%
                                        ======            ======           ======
Less:
 Loans in process............     3,957             3,116            4,065
 Deferred fees and discounts.       753               537              355
 Allowance for loan losses...       507               515              499
                               --------           -------          -------
 Loans receivable, net.......  $137,228          $142,151         $158,021
                               ========           =======         ========




The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                               December 31,
                                         1994                 1995                 1996
                                   Amount    Percent     Amount  Percent    Amount   Percent
                                            (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family..........  $ 51,037     35.83%   $ 62,178   42.49%  $ 73,523    45.12%
  Multi-family and commercial..     3,220      2.26       1,947    1.33      4,346     2.67
                                  -------     -----     -------   -----    -------    -----
     Total real estate loans...    54,257     38.09      64,125   43.82     77,869    47.79
 Consumer......................     3,725      2.61       5,204    3.56      6,839     4.20
 Commercial business...........        70       .05          57     .04         54      .03
                                  -------     -----     -------   -----     ------    -----
    Total fixed-rate loans.....    58,052     40.75      69,386   47.42     84,762    52.02

Adjustable-Rate Loans:
 Real estate:
  One- to four-family..........    47,820     33.57      37,604   25.70     39,850    24.46
  Multi-family and commercial..    23,329     16.38      24,628   16.83     24,343    14.94
  Construction or development..     9,217      6.47      11,115    7.60      9,866     6.05
                                   ------     -----      ------   -----     ------    -----
     Total real estate loans...    80,366     56.42      73,347   50.13     74,059    45.45
 Consumer......................     3,713      2.61       3,293    2.25      3,833     2.35
 Commercial business...........       314      0.22         293    0.20        286      .18
                                   ------     -----      ------   -----     ------    -----
    Total adjustable-rate
     loans.....................    84,393     59.25      76,933   52.58     78,178    47.98
                                  -------    ------     -------  ------    -------    -----
     Total loans...............   142,445    100.00%    146,319  100.00%   162,940   100.00%
                                             ======              ======              ======
Less:
 Loans in process..............     3,957                 3,116              4,065
 Deferred fees and discounts...       753                   537                355
 Allowance for loan losses.....       507                   515                499
                                  -------               -------            -------
    Loans receivable, net......  $137,228              $142,151           $158,021
                                  =======               =======            =======

      The following schedule sets forth the contractual maturity of the Company's loan portfolio at December 31, 1996. Loans which have adjustable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                           Real Estate
                    -------------------------------------------------------
                    One- to Four-Family     Multi-Family and  Construction                      Commercial
                                              Commercial      or Development      Consumer      Business            Total
                    -------------------   ------------------  --------------    ------------  ---------------  ----------------
                               Weighted          Weighted           Weighted         Weighted        Weighted          Weighted
                               Average           Average            Average          Average         Average           Average
                     Amount    Rate       Amount Rate        Amount Rate      Amount Rate     Amount Rate       Amount Rate
                    --------  ----------  ------ ----------- ------ --------- ------ -------- ------ ---------  ------ --------
                                                             (Dollars In Thousands)
 Due During
Years Ending
 December 31,
1997(1).........   $ 31,082     8.04%   $ 8,480   9.40%     $ 9,866  8.90%   $ 4,972  8.97%    $290  9.46%    $ 54,690  8.50%
1998 and 1999.       16,789     7.60     17,066   9.53           --    --      1,107  9.01        9  9.75       34,971  8.59
2000 and 2001.        6,523     8.70      1,003   8.75           --    --      3,594  9.49       18  9.98       11,138  8.96
2002 to 2006..       21,374     8.05      1,890   9.29           --    --        967  9.73       14 10.20       24,245  8.21
2007 to 2016..       19,452     7.90        250   9.75           --    --         32  9.71        9 10.00       19,743  7.93
2017 and
 following....       18,153     8.01         --     --           --    --         --    --       --    --       18,153  8.01
                    -------     ----     ------   ----      -------  -----   -------  ----     ---- -----      -------  -----
  TOTAL......      $113,373     7.99%   $28,689   9.45%     $ 9,866  8.90%   $10,672  9.22%    $340  9.54%    $162,940  8.38%
                    =======     ====     ======   ====      =======  ====    =======  ====     ====  ====      =======  =====

(1)  Includes demand loans and loans having no stated maturity.

Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1996, based on the above 15% limitation, the Company's regulatory loan-to-one borrower limit was approximately $2.9 million. The Company had no borrowers with aggregate loan balances in excess of the regulatory limits at December 31, 1996. See "Regulation - Federal Regulation of Savings Associations."

Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. All loans greater than $1.0 million must be approved by the Board of Directors. Generally, mortgage related loans greater than $207,000 and less than $1.0 million are approved by the Executive Committee of the Board of Directors. Mortgage related loans less than $207,000 are approved by management.

All of the Company's lending is subject to its written underwriting standards and to loan origination procedures. The Company is an equal opportunity lender. Decisions on loan applications are made on the basis of detailed applications and property valuations (consistent with the Company's written appraisal policy) by qualified appraisers. The loan applications are designed primarily to determine the borrower's ability to repay and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

The Company requires evidence of marketable title and lien position (generally consisting of a title survey and title insurance) as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Company also requires flood insurance to protect the property securing its interest when the property is located in a flood plain or otherwise deemed prudent by management. For loans originated prior to 1993, the Company generally did not require title insurance. Title insurance is now generally required on current originations.

One- to Four-Family Residential Real Estate Lending

The cornerstone of the Company's lending program has long been the origination of long term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1996, $113.3 million, or 69.6% of the Company's gross loan portfolio consisted of permanent loans on one- to four-family residences. Virtually all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "- Originations and Purchases of Loans."


Historically, the Company originated for retention in its own portfolio 30-year fixed-rate loans secured by one- to four-family residential real estate. Beginning in 1982, in order to reduce its exposure to changes in interest rates, Oak Hills began to emphasize the origination of ARMs, subject to market conditions and consumer preference. As a result of continued consumer demand, particularly during periods of relatively low interest rates, for fixed-rate loans, Oak Hills has continued to originate for retention in its portfolio fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Company's asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders, attached hereto as Exhibit 13.

The Company's loans are underwritten and documented to permit their sale, consistent with the Company's asset/liability management objectives. The Company typically retains the servicing of loans sold. The Company's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., Federal Home Loan Mortgage Corporation ("FHLMC") standards). Most of the Company's fixed-rate residential loans have original contractual terms to maturity of 15 to 30 years. During 1996, the Company sold $2.8 million of fixed-rate, one- to four-family loans in the secondary market, representing approximately 18.7% of originations of this type.

The Company has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The programs currently offered generally meet the standards and requirements of the secondary market for residential loans. The Company's current one- to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at one or three-year intervals based on a margin over an index based on the related U.S. Treasury Constant Maturities Index for securities with terms to maturities of the same length as the applicable adjustment period ("Treasury ARMs"). Decreases or increases in the interest rate of the Company's ARMs are generally limited to 2% at any adjustment date and 6% over the
life of the loan.   The Company's one- to four-family ARMs are not
convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. ARM loans may be assumed, provided home buyers meet the Company's underwriting standards and the applicable fees are paid.

Multi-Family and Commercial Real Estate Lending

The Company has long made permanent multi-family and commercial real estate loans in its primary market area. At
December 31, 1996, the Company had $28.7 million in multi-family and commercial real estate loans, representing 17.6% of the Company's gross loan portfolio.

The Company's multi-family portfolio includes loans secured by residential buildings located primarily in the Company's primary market area. The Company's commercial real estate portfolio consists of loans on a variety of non-residential properties including small shopping centers, office buildings and manufacturing facilities and warehouses.

The Company has originated both adjustable-rate and fixed-rate multi-family and commercial real estate loans. Rates on the Company's adjustable-rate, multi-family and commercial real estate loans generally adjust in a manner consistent with the Company's ARMs except that the Company establishes a floor rate for commercial real estate loans.

Multi-family and commercial real estate loans are generally underwritten in amounts of up to 75% of the appraised value of the underlying property.

Appraisals on properties securing multi-family and commercial real estate loans originated by the Company are performed by a qualified appraiser at the time the loan is made. In addition, the Company's underwriting procedures generally require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. Personal guarantees are generally obtained for the Company's multi-family and commercial real estate loans.

The table below sets forth, by type of property, the number and outstanding principal balance information concerning the Company's multi-family and commercial real estate loans at December 31, 1996.


                                           Outstanding
                               Number of   Principal
                                Loans       Balance
                               (Dollars in Thousands)

Multi-family residential.       37         $11,598
Office/commercial........        5           1,722
Retail...................        4           1,181
Auto service/repair......       10             689
Motel/Lodging............        9           6,043
Nursing homes............        1             398
Other....................       90           7,058
                               ---          ------
  Total.................       156         $28,689
                               ===          ======

Multi-family residential and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1996, no commercial real estate loans were 90 or more days delinquent.

Construction and Development Lending

The Company makes construction loans to individuals for the construction of their residences and, on occasion, loans to builders or developers for the acquisition of land and the construction or development of small- or medium-sized projects.

Loans to individuals for the construction of their residences and the acquisition of land typically run for eight months with a possible extension of up to an additional one year. The borrower is not required to pay principal during the construction period, but must pay interest. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1996, the Company had committed to fund $9.9 million of one- to four-family residential construction loans, with outstanding balances totaling $5.8 million, which includes both loans to builders/developers and loans directly to owner/occupants. Subject to future market conditions, the Company intends to continue its construction lending activities to persons intending to be owner-occupants.

As noted, the Company also originates construction loans to builders and developers for the construction of one- to four-family residences and commercial real estate and the acquisition and development of one- to four-family lots in the Company's primary market area. Construction loans to builders of one- to four-family residences generally carry terms of up to eight months and generally do not permit the payment of interest and loan fees from loan proceeds. At December 31, 1996, the Company had approximately $7.5 million in approved construction loans to builders and developers, all of which will be utilized for the construction of one- to four-family residences, including condominium projects.

Most of the Company's construction loans have been originated with fixed rates of interest while lot loans carry adjustable rates of interest on terms similar to the Company's one-year ARM loans. Construction loans are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property. The Company obtains personal guarantees for substantially all of its construction loans. Personal financial statements of guarantors are also generally obtained as part of the Company's loan underwriting. Virtually all of the Company's construction loans are located in its primary market area.

The Company's construction or development loan agreements provide that loan proceeds are disbursed in increments as construction progresses. In the case of large construction loans, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified fee inspector who inspects the project in connection with each disbursement request. The Company periodically reviews the progress of the underlying construction project.

Construction loans are obtained from a variety of sources, including real estate brokers, developers and builders who have previously borrowed from the Company, as well as referrals from such borrowers. The application process includes a submission to the Company of plans, specifications and costs of the project. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and the cost of construction (land plus building).

The Company's construction loans to persons other than owner-occupants generally involve larger principal balances than do its one- to four-family residential loans.

The table below sets forth, by type of property, the number and amount of the Company's construction loans at December 31, 1996.

                                           Total      Outstanding
                               Number      Loan        Principal
                              of Loans    Commitment   Balance
                               (Dollars in Thousands)

One- to four-family
 residential(1)..............    32       $ 9,866      $ 5,801
Multi-family residential.....    --            --           --
Non-residential..............    --            --           --
                               ----        ------       ------
   Total construction or
    development loans........    32       $ 9,866      $ 5,801
                               ====        ======       ======

(1) Includes loans for the development of condominium projects and loans to develop land (clearing, grading, roads, sewers, etc.) in support of one- to four-family construction.

Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Company may be required to modify the terms of the loan.

Consumer Lending

Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, the Company has increased its consumer lending in recent periods. See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management" in the Annual Report to Stockholders, attached hereto as Exhibit 13.

The Company currently originates substantially all of its consumer loans in its market area. At December 31, 1996, the Company's consumer loans totalled $10.7 million or 6.6% of the Company's loan portfolio.

Oak Hills offers a variety of secured consumer loans, including second mortgage, home equity lines of credit and home improvement loans, education loans (which carry a guaranty from a State agency), loans secured by savings deposits and automobile loans. Although the Company primarily originates consumer loans secured by real estate, deposits or other collateral, the Company also makes unsecured personal loans.

The Company's second mortgage and home equity loans are generally limited to $50,000. The Company uses the same underwriting standards for second mortgage loans and home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. At December 31, 1996, the Company had $3.1 million of home equity lines of credit and an additional $3.8 million of additional funds committed, but undrawn, under such lines. Second mortgage loans are made for terms of up to twenty years with interest rates which adjust at one-year intervals based on a margin over the one-year U.S. Treasury constant maturities index. Decreases or increases in the interest rate are generally limited to 2% at any adjustment date and 6% over the life of the loan. At December 31, 1996, the Company had $2.3 million of second mortgage loans, all of which are classified in the Company's financial reports as one- to four-family residential loans.

The terms of other types of consumer loans vary according to the type of collateral, length of contract and creditworthiness of the borrower. Lines of credit extended through the Company's Visa/Mastercard credit card program are provided through a third party lender.

The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low ($44,000 was 90 days or more delinquent and on non-accrual status at December 31, 1996), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

Federally chartered savings institutions, such as Oak Hills, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

The Company engages in a limited amount of commercial business lending activities, generally with its existing customers. At December 31, 1996, the Company had $340,000 in commercial business loans outstanding, representing less than one percent of the Company's gross loan portfolio.
Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Originations, Purchases and Sales of Loans

The Company originates real estate and other loans through employees located at each of the Company's offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Company utilizes the services of mortgage brokers with respect to the origination of multi-family and/or commercial real estate loans. Such loans are underwritten to the same standards as similar loans originated by the Company. Additionally, such loans are normally located within the Company's primary market area.

In order to supplement its loan production, the Company may purchase loans from third parties, generally other savings associations. The Company will continue to evaluate loan purchase opportunities as they arise and may make purchases in the future depending on market conditions.

The Company will periodically sell its residential real estate loans consistent with its asset/liability objectives. When loans are sold, the Company generally retains the responsibility for servicing the loan. Loan servicing fees associated with sold loans for which the Company has retained the servicing are at market rates, generally between .25% and .375%, and are based upon the loan balances outstanding. At December 31, 1996, approximately $8.8 million of Oak Hills' loan portfolio was serviced by others and the Company serviced $23.8 million of loans for others.

The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated. Loans originated for sale are included in this table at their current market value at December 31, 1996.

                                         Year Ended December 31,
                                          1994    1995    1996
                                             (In Thousands)
Originations by type:
 Adjustable-rate:
  Real estate - one- to four-family...  $10,361  $ 7,781 $17,025
              - multi-family..........    2,740      955   9,931
              - commercial............    1,073    2,397   6,544
  Non-real estate - consumer..........       84      115     156
                  - commercial
                     business.........       24      105     257
                                         ------   ------  ------
         Total adjustable-rate........   14,282   11,353  33,913
 Fixed-rate:
  Real estate - one- to four-family...   12,272   11,458  17,873
              - multi-family..........      ---      ---   1,285
              - commercial............    6,690    2,106     772
  Non-real estate - consumer..........    1,130    3,667   2,587
                                         ------   ------  ------
         Total fixed-rate.............   20,092   17,231  22,517
                                         ------   ------  ------
         Total loans originated.......   34,374   28,584  56,430

Purchases:
  Real estate - one- to four-family...      ---      ---     ---
              - multi-family..........      ---      ---     ---
              - commercial............      ---      ---     ---
                                         ------   ------  ------
         Total purchases..............      ---      ---   8,660
Sales:
  Real estate - one- to four-family...     3,252   1,731   2,809
              - multi-family..........       ---     ---     ---
              - commercial............       ---     ---     ---
              - consumer..............       ---   1,814     573
                                         -------  ------   -----
         Total loan sales.............     3,252   3,545   3,382
                                         -------  ------  ------
  Principal repayments................    22,752  20,865  36,993
                                         -------  ------  ------
         Total repayments.............    26,004  24,410  40,375
                                         -------  ------  ------
Increase in principal
 balance..............................     8,370   4,174  16,055
Increase (decrease) in other items,
 net..................................     2,192   1,049    (751)
                                          ------  ------ -------
         Net increase.................   $10,562 $ 5,223 $15,304
                                          ======  ======  ======
/TABLE

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent and a call is made on all loans under 30 days delinquent. Another late notice is sent 30 days after the due date. If the delinquency is not cured by the 60th day, a third notice and letter is mailed and, if appropriate, the borrower is contacted by telephone. Additional written and verbal contacts are made with the borrower between 45 and 90 days after the due date.

In the event a real estate loan payment is past due for 90 days or more, the Company performs an in-depth review of the loan's status, the condition of the property and circumstances of the borrower. At 120 days, a final collection letter is sent. Based upon the results of these actions, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. In foreclosure, real property is sold at a public sale and the Company may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is made by the Board of Directors and is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing the delinquencies.

The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Ohio consumer protection laws.

Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value. At December 31, 1996, no such real estate owned was held by the Company.

The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.


                       Past Due and Still Accruing:
            --------------------------------------------------
                                                                                                  Total
                    60-89 Days            90 Days and Over          Non-accrual Loans       Delinquent Loans
            ------------------------    ----------------------   ----------------------   --------------------
                            Percent                Percent                  Percent               Percent
                            of Loan                of Loan                  of Loan               of Loan
                     Number Amount Category Number Amount Category Number  Amount Category Number Amount Category
                     ------ ------ -------- ------ ------ -------- ------  ------ -------- ------ ------ --------
                                                  (Dollars in Thousands)
Real Estate:
One- to four-
   family.......... 9      $  449    .40%    11     $ 807  .71%      --    $ ---   --      20     $1,256 1.11%
 Multi-family...... --        ---      --     1        80  .69       --      ---   --       1         80  .69
 Commercial........ --        ---      --     --      ---   --       --      ---   --       --      ---   --
Construction or
   development..... --        ---      --     --      ---   --       --      ---   --       --      ---   --
Consumer........... 5          81    .76      --      ---   --       11       44   .41      16       125  1.17
Commercial Business --        ---     --      --      ---   --        3       46   13.53     3        46  13.53
                    --       -----    ---    ----     ----  ----   ----      ----  -----    ---    ----- -----
     Total......... 14     $  530    .33      12     $ 887  .54      14    $  90     .06     40   $1,507   .92%
                    ==      =====    ===     ====     ====  ====    ====     ====  =====     ==    ====== ======



Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified.
There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the association will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified
Loss, or charge off such amount.

On the basis of management's review of its assets, at December
31, 1996, the Company had classified a total of $1,509,000 of its loans, as follows:

                                   Multi-Family
                     One- to Four  and Commercial
                      Family       Real Estate    Consumer   Total
                                 (In thousands)

Special Mention...    $  496        $ ---         $ ---     $  496
Substandard.......       770          125            94        989
Doubtful..........         5           10             9         24
Loss..............       ---          ---           ---        ---
                       -----         ----          -----     -----
                      $1,271        $ 135         $ 103     $1,509
                       =====         ====          =====     =====

The Company's classified assets consist of the non-performing loans and other assets of concern discussed herein. As of the date hereof, management believes that these asset classifications are consistent with those of the OTS and FDIC.

Non-Performing Assets. The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are reviewed quarterly and delinquent loans may be placed on non-accrual status, consistent with the Company's classification policies. Real estate loans are placed on nonaccrual status when either principal or interest is 90 days or more past due, respectively, unless, in the judgement of management, the loan is owner-occupied, well collateralized and in the process of collection. Consumer loans are placed on non-accrual status if they remain delinquent after 90 days. If a loan is deemed uncollectible by management, it is charged off. For all years presented, the Company has had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).


                                          At December 31,
                                      1994    1995     1996
                                     (Dollars in Thousands)
Non-accruing loans:
  Commercial real estate.......      $  224  $   44   $  --
  Consumer.....................          34      47      44
  Commercial business..........         ---     ---      46
                                      -----   -----    ----
     Total.....................         258      91      90
                                      -----   -----    ----
Accruing loans delinquent 90 days
  or more:
  One- to four-family..........         668     572     807
  Multi-family.................         ---     ---      80
  Commercial Real Estate.......          67     ---     ---
                                      -----   -----    ----
     Total.....................         735     572     887
                                      -----   -----    ----
Foreclosed assets:
  One- to four-family..........         ---     ---     ---
                                      -----   -----    ----
    Total.....................          ---     ---     ---
                                      -----   -----    ----
Total non-performing assets....      $  993  $  663   $ 977
                                      =====   =====    ====
Total as a percentage of total
 assets........................         .56%    .32%    .45%
                                      =====   =====    ====

Management has considered the Company's non-performing and "of concern" assets in establishing its allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to earnings based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans of which full collectibility may not be reasonably assured, considers the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate allowance for loan losses.
In determining the general valuation allowance under these policies, historical charge-offs and recoveries, changes in the mix and levels of the various types of loans, the current loan portfolio and current economic conditions are considered. The
Company also requires additional valuation allowances for all delinquent and classified loans.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

As of December 31, 1996, there were $496,000 of one- to four-family residential loans which are being monitored by management because they are delinquent between 30 and 89 days. There were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Loan Loss Reserve Analysis. The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated.

                                      Year Ended December 31,
                                       1994    1995    1996
                                      (Dollars in Thousands)

Balance at beginning of period.       $ 501   $ 507    $ 515
Charge-offs:
  One- to four-family..........         ---     ---      ---
  Commercial business..........         ---     ---       22
  Consumer.....................           7     ---        3
Recoveries:
  Consumer.....................           3     ---      ---
                                       ----    ----     ----

Net charge-offs................           4     ---       25
Provision charged to
 operations....................          10       8        9
                                       ----    ----     ----
Balance at end of period.......       $ 507   $ 515    $ 499
                                       ====    ====     ====
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period.         .01%    ---%     .02%
                                       ====    ====     ====

Ratio of the allowance for loan
 losses to non-performing loans
 at the end of the period......        51.1%   77.7%    51.1%
                                       ====    ====     ====
Ratio of the allowance for loan
 losses to net loans (including
 loans held for sale) at the
 end of the period.............         .37%    .36%     .32%
                                       ====    ====     ====

The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:




                                        December 31,
                               1994              1995               1996
                          -----------------  --------------   ------------------
                                  Percent           Percent            Percent
                                  of Loans          of Loans           of Loans
                                  in Each           in Each            in Each
                                  Category          Category           Category
                                  to Total          to Total           to Total
                           Amount Loans     Amount  Loans      Amount  Loans
                          ------- --------  ------  --------   ------  ----------
                                            (Dollars in Thousands)
One- to four-family...... $  228   69.4%  $  222     68.2%     $  214     69.6%
Multi-family.............     10    6.6       13      6.6          11      7.1
Commercial real estate...     62   12.0       46     11.6          61     10.5
Construction or develop-
 ment....................      8    6.5       10      7.6           5      6.1
Consumer.................     25    5.2       31      5.8          33      6.5
Commercial business......     --     .3       --       .2          --       .2
Unallocated..............    174     --      193       --         175      ---
                           -----  -----    -----    -----      ------    -----
     Total............... $  507  100.0%  $  515    100.0%     $  499    100.0%
                           =====  =====    =====   =======     ======    =====

Investment Activities

As part of its asset/liability management strategy, the Company regularly invests in U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, investment grade corporate obligations and mutual funds registered with the U.S. Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940, and interest-bearing deposits. At December 31, 1996, the Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings, other than federal agency obligations.

The Company is required by federal regulations to maintain a minimum amount of liquid assets which may be available to meet cash flow or other financial needs. Federal regulations govern the types and amounts which may be invested in certain financial instruments. In other cases, federal regulations specify certain procedural requirements which must be followed prior to investing in certain financial instruments or which must be maintained during the period of ownership of the financial instrument.

The Company regularly reviews cash flow projections in order to assure that adequate liquidity is available. As of December 31, 1996, the Company's liquidity ratio, defined as the qualifying liquid assets as a percentage of withdrawable deposits and current borrowings, was 5.6% as compared to the OTS requirement of 5.0%.

The Company classifies securities as held-to-maturity or
available-for-sale. Securities are held to maturity and carried at amortized cost only if OHSL has a positive intent and ability to
hold the   securities to maturity.  All other securities are
designated as available-for-sale and carried at fair value.

At December 31, 1996, OHSL's securities portfolio had a total book value of $43.1 million. Of that total, $17.3 million are Federal Agency obligations, $11.0 million are collateralized mortgage obligations (which are securities derived by reallocating cash flows from other mortgage instruments), $10.8 million are mortgage-backed securities and $4.1 million are other obligations (consisting primarily of tax-free obligations and corporate bonds).

At December 31, 1996, all of OHSL's mortgage-backed securities are held in its available-for-sale portfolio and accordingly are included in its financial statements at fair value. OHSL's CMOs are held in its held-to-maturity portfolio and accordingly are included in its financial statements at amortized cost. See Note 2 of the Notes to the Consolidated Financial Statements.

All of OHSL's mortgage-backed securities and collateralized mortgage obligations are issued and backed by federal agencies or carried a AAA rating from Standard & Poor as of December 31, 1996. Accordingly, management believes that these securities are generally resistant to credit problems.

OHSL purchases mortgage-backed securities in the regular course of business. The type of security purchased is based upon OHSL's asset/liability management strategy, balance sheet objectives, yield potential, and other factors. For instance, most of the mortgage-backed securities purchased over the last several years have had adjustable interest rates or short to intermediate effective terms to maturity.

See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Stockholders, attached hereto as Exhibit
13.

The following table sets forth the composition of OHSL's investment portfolio at the dates indicated.

                                                     December 31,
                                     1994               1995                     1996
                                 -------------    ---------------    -------------------------
                                 Book    % of     Book      % of     Book      % of   Weighted
                                 Value   Total    Value     Total    Value     Total  Avg. Yield
                                                       (Dollars in Thousands)
Available for Sale Securities:
 Federal agency obligations...  $  4,732   34.4%  $   ---      --%  $   ---      --%      --%
 Mortgage-backed securities...     5,812   42.2    10,401    75.9    10,731    76.8     6.35
 Mutual funds.................     2,460   17.9     2,810    20.5     2,770    19.8     6.08
 Other obligations............       757    5.5       492     3.6       468     3.4     6.00
                                 -------  -----    ------   -----    ------   -----     ----
                                $ 13,761  100.0%  $13,703   100.0%  $13,969   100.0%    6.28%
                                 =======  =====    ======   =====    ======   =====     ====
Held-to-Maturity Securities:
 Federal agency obligations...  $  5,987   47.9%  $19,410    69.7%  $17,330    59.4%    7.08%
 Mortgage-backed securities...       ---     --       ---      --       ---      --       --
 Collateralized mortgage
  obligations.................     6,504   52.1     7,625    27.4    11,022    37.8     6.20
 Mutual funds.................       ---     --       ---      --       ---      --       --
 Other obligations............       ---     --       808     2.9       810     2.8     8.03
                                 -------  -----    ------   -----    ------   -----     ----
                                $ 12,491  100.0%  $27,843   100.0%  $29,162   100.0%    6.77%
                                 =======  =====    ======   =====    ======   =====     ====

The following table presents the contractual maturities of the Corporation's securities portfolio at December 31, 1996. Obligations which are callable by the issuer are shown as maturing in the year which corresponds to the final stated maturity. Mortgage-backed securities are shown as maturing in the year(s) in which the Corporation expects to receive the payment of principal, based upon the recent payment history of the investment. As the mutual funds owned by the Corporation have no stated maturity, they are shown as maturing in 1997.


                                                               2002 and  Amortized  Fair
                                   1997    1998-99  2000-2001  After     Cost      Value
                                                             (Dollars in Thousands)

Available for Sale Securities:
   Mortgage-backed securities... $  2,150 $ 4,300  $ 1,610    $ 2,714    $10,774  $10,731
   Mutual funds.................    2,798     ---      ---        ---      2,798    2,770
   Other obligations............      ---     ---      ---        500        500      468
                                 -------- -------  -------    -------    -------  -------
                                    4,948   4,300    1,610      3,214     14,072   13,969
Held-to-Maturity Securities:
   Federal agency obligations...      ---   1,481    2,000     13,849     17,330   17,278
   Collateralized mortgage
    obligations.................    1,320   2,200    4,960      2,542     11,022   10,857
  Tax-free obligations(1)........     ---     ---      ---        810        810      818
                                 --------  ------  -------    -------    -------  -------
                                    1,320   3,681    6,960     17,201     29,162   28,953
                                 --------  ------  -------    -------    -------  -------

Total Investments                $  6,268 $ 7,981  $ 8,570    $20,415    $43,234  $42,922
                                 ======== ======= ========   ========   ======== ========

Weighted Average Yield               6.29%   6.29%    6.44%      7.24%      6.77%
                                   =======  ======  =======    =======    =======

(1) Shown at tax-equivalent yield

Sources of Funds

General. Deposit accounts have traditionally been the primary source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds have varied. Other potential sources of funds available to the Company include borrowings from the FHLB of Cincinnati and other borrowings.

Deposits. The Company attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Company offers regular passbook accounts, NOW accounts, money market accounts and fixed interest rate certificates of deposits with varying maturities and individual retirement accounts. The Company also offers non-interest bearing personal and business checking accounts. Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Company has not actively sought deposits outside of its primary market area.

In setting rates, the Company regularly evaluates (i) its internal cost of funds, (ii) the rates offered by competing institutions, (iii) its investment and lending opportunities and
(iv) its liquidity position. In order to decrease the volatility of its deposits, the Company imposes penalties on early withdrawal on its certificates of deposit. The Company does not have any brokered deposits and has no present intention to accept or solicit such deposits.

The following table sets forth the savings flows at the Company during the periods indicated.

                       Year Ended December 31,
                       1994       1995    1996
                       (Dollars in Thousands)

Opening balance.... $ 135,842 $ 135,587 $ 159,314
Deposits...........   285,589   310,787   327,811
Withdrawals........  (291,493) (294,485) (325,782)
                    --------- --------- ---------
Balance before
 interest credited.   129,938   151,889   161,343
Interest credited..     5,649     7,425     8,143
                    --------- --------- ---------

Ending balance..... $ 135,587 $ 159,314 $ 169,486
                    ========= ========= =========
Net increase
 (decrease)........ $    (255)$  23,727 $  10,172
                    ========= ========= =========

Percent increase
 (decrease)........     (0.19)%   17.50%     6.38%
                         ====     =====      ====

The following table sets forth the dollar amount of deposits in the various types of programs offered by the Company for the periods indicated.


                                                              Year Ended December 31,
                                          1994                   1995               1996
                                                Percent              Percent            Percent
                                      Amount    of Total    Amount   of Total   Amount  of Total
                                                     (Dollars in Thousands)

Transaction Accounts:
Non-interest bearing deposits.......  $  4,013    3.0%      $  4,042    2.5% $   2,669    1.6%
Savings accounts....................    16,533   12.2         22,165   13.9     24,322   14.4
NOW accounts........................    17,183   12.6         15,180    9.5     16,487    9.7
Money market accounts...............    17,646   13.0         12,939    8.2     11,545    6.8
                                       -------   ----         ------   ----     ------   ----
Total Transaction Accounts..........    55,375   40.8         54,326   34.1     55,023   32.5
                                       -------   ----         ------   ----     ------   ----
Certificates:
 2.00 - 3.99%........................    6,684    4.9            912     .6        906     .5
 4.00 - 5.99%........................   51,516   38.0         39,554   24.8     57,360   33.9
 6.00 - 7.99%.......................    15,227   11.2         60,225   37.8     52,274   30.8
 8.00 - 9.99%........................    6,785    5.1          4,297    2.7      3,923    2.3
                                       -------  -----        -------  -----    -------  -----
Total Certificates...................   80,212   59.2        104,988   65.9    114,463   67.5
                                       -------  -----        -------  -----    -------  -----
Total Deposits.......................  135,587  100.0%       159,314  100.0%   169,486  100.0%
                                                =====                 =====             =====
Accrued Interest on deposit accounts.        5                     8               119
                                       -------               -------           -------
Total Deposits and accrued interest
  on deposit accounts...............  $135,592              $159,322         $ 169,605
                                       =======               =======          ========

      The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1996.



                                  2.00-   4.00-   6.00-    8.00-          Percent
                                  3.99%   5.99%   7.99%    9.99%   Total  of Total
                                          (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
March 31, 1997................. $   906  $16,894  $ 2,181 $    36 $ 20,017  17.49%
June 30, 1997..................      --   10,257    7,519       4   17,780  15.53
September 30, 1997.............      --    7,417    5,009      --   12,426  10.86
December 31, 1997..............      --    7,079    5,779   2,079   14,937  13.05
March 31, 1998.................      --    2,446    6,049     487    8,982   7.85
June 30, 1998..................      --    1,006    6,046     162    7,214   6.30
September 30, 1998.............      --    1,879    3,250      10    5,140   4.49
December 31, 1998..............      --    2,354      271     194    2,819   2.46
March 31, 1999.................      --    3,091       --     357    3,448   3.01
June 30, 1999..................      --      949       --     381    1,330   1.16
September 30, 1999.............      --      619       37     113      769    .67
December 31, 1999..............      --      194       --      --      194    .17
Thereafter.....................      --    3,175   16,133      99   19,408  16.96
                                 ------   ------   ------  ------  ------- ------
    Total...................... $   906  $57,360  $52,274 $ 3,923 $114,463 100.00%

   Percent of total............    0.79%   50.11%   45.67%   3.43%
                                 ======   ======   ======  ======

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1996.


                                           Maturity
                               ------------------------------------
                                         Over   Over
                               3 Months  3 to 6  6 to 12   Over
                               or Less   Months  Months   12 months  Total
                                           (In Thousands)
Certificates of deposit less
 than $100,000...............  $17,308  $16,116  $23,024   $43,928   $100,376
Certificates of deposit of
 $100,000 or more............    2,709    1,664    4,048     5,375     13,796
Public funds(1)..............       --       --      291        --        291
                                -------   ------  ------     ------   -------


Total certificates of
 deposit.....................  $20,017   17,780  $27,363   $49,303   $114,463
                                ======   ======   ======    ======    =======

      (1)  Deposits from governmental and other public entities.

For additional information regarding the composition of the Company's deposits, see Note 6 of the Notes to the Consolidated
Financial Statements.

Borrowings. The Company's other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, the Company is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                       Year Ended December 31,
                                      1994    1995    1996
                                        (In Thousands)
Maximum Balance:
  FHLB advances................     $15,150  $17,400  $20,627
  Other borrowings.............       3,000      ---      ---

Average Balance:
  FHLB advances................       9,785   15,865   17,961
  Other borrowings.............         582      ---      ---

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                        Year Ended December 31,
                                          1994    1995     1996
                                            (In Thousands)
FHLB advances..................         $15,150  $17,400  $19,116
Other borrowings...............             ---      ---      ---
                                         ------   ------   ------
  Total borrowings.............         $15,150  $17,400  $19,116
                                         ======   ======   ======
Weighted average interest
  rate of borrowings...........            6.38%    5.92%    5.96%
                                         ======   ======   ======
Service Corporation

Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations.

The Company has one service corporation, CFSC, Inc. ("CFSC"), which is engaged in the sale on an agency basis of tax-deferred annuities and mutual fund products. At December 31, 1996, the Company had an equity investment in CFSC of $35,000. For the year ended December 31, 1996, CFSC received commission income of $10,000 from its mutual fund and annuity sales activities.

Competition

The Company faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating loans comes primarily from other savings institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in the Company's primary market area. The Company competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

The Company faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The Company competes with numerous savings institutions, commercial banks and credit unions which operate through extensive branch offices in its primary market area. The ability of the Company to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer oriented staff. The Company estimates its market share of savings deposits in the Hamilton County market area to be less than 5%.


                              REGULATION


General

The Company is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Company is subject to broad federal regulation and oversight extending to all its operations. The Company is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company for Oak Hills, OHSL also is subject to federal regulation and oversight. The purpose of the regulation of OHSL and other holding companies is to protect subsidiary savings associations. The Company is a member of the SAIF and the deposits of the Company are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Company.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations. As part of this authority, the Company is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Company were as of April 1996 and October 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future.

The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Company) that are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Company's OTS assessment for the year ended December 31, 1996, was $58,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Corporation and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending, and branching authority of the Company is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of regulatory capital, except with approval of the OTS. The Company is in compliance with each of these restrictions.

The Company's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At
December 31, 1996, the Company's lending limit under the 15% restriction was $2.9 million. The Company is in compliance with the loans-to-one-borrower limitation.

In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, the recapitalization of the Bank Insurance Fund; adoption of safety and soundness standards, including enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; liberalization of the qualified thrift lender test; greater restrictions on transactions with affiliates; and mandated consumer protection disclosures with respect to deposit accounts. See "- Insurance of Accounts and Regulation by the FDIC," "- Regulatory Capital Requirements" and "- Qualified Thrift Lender Test."

The OTS, as well as the other federal banking agencies, have issued proposed safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. The proposal also establishes the maximum ratio of classified assets to total capital (which for this purpose includes loss allowances exceeding the amount includable for regulatory capital purposes) at 100% and the minimum level of earnings sufficient to absorb losses without impairing capital.

Insurance of Accounts and Regulation by the FDIC

The Company is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

FDICIA also requires the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a transitional risk-based assessment system, under which all insured depository institutions will be placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. The FDIC will review the implementation of the transitional system in adopting the permanent system. No assurance can be given that the permanent system will be identical to the transitional system. Final regulations have not yet been issued. Under the transitional system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.
The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

The financing corporations created by FIRREA and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled associations. Such premiums cannot, however, exceed the amount of SAIF assessments and are paid in lieu thereof.

Regulatory Capital Requirements

Federally insured savings associations, such as the Company, are required to maintain a minimum level of regulatory capital.
The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least
1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes stockholders' equity. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At December 31, 1996, the Company did not have any intangible assets.

At December 31, 1996, the Company had tangible capital of $19.5 million, or 9.2% of adjusted total assets, which is approximately $16.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period). A savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.


As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the MACRO rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Company.

At December 31, 1996, the Company had core capital equal to $19.5 million, or 9.2% of adjusted total assets, which is $11.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At December 31, 1996, the Company had no capital instruments that qualify as supplementary capital and $487,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

On December 31, 1996, the Company had total risk-based capital of $20.0 million (including $19.5 million in core capital and $0.5 million in qualifying supplementary capital) and risk-weighted assets of $108.5 million, or total capital of 18.4% of risk-weighted assets. This amount was $11.3 million above the 8.0% requirement in effect on that date.

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory
Capital Requirements").

Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Company meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier
2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Corporation, the Company is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-Regulatory Capital Requirements."

Liquidity

All savings associations, including Oak Hills, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquidity ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquidity ratio is 5.0%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and short-term borrowings. Penalties may be imposed upon associations for violations of either liquidity ratio requirement. At December 31, 1996, Oak Hills was in compliance with both requirements, with an overall liquid asset ratio of 5.60% and a short-term liquid assets ratio of 3.6%.

Accounting

An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Management believes that the Company is in compliance with this OTS policy statement.

Qualified Thrift Lender Test

All savings associations, including the Company, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At December 31, 1996, the Company met the test and has always met the test since it went into effect.

Transactions with Affiliates

Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Oak Hills include OHSL and any company which is under common control with the Company. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Oak Hills' subsidiaries are generally not deemed affiliates.

Certain transactions with affiliated persons are also subject to conflict of interest regulations enforced by the OTS.
Affiliated persons include officers, directors and controlling stockholders.

Holding Company Regulation

OHSL is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, OHSL is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over OHSL and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, OHSL generally is not subject to activity restrictions. If OHSL acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of OHSL and any of its subsidiaries (other than Oak Hills or any other SAIF-insured savings association) could become subject to such restrictions.

If the Company fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Company must register as (and will become subject to the restrictions applicable to) a bank holding company. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

OHSL must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

The stock of the Corporation is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily NOW checking accounts) and non-personal time deposits. At December 31, 1996, the Company was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

The Company is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Company is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1996, the Company had $1.5 million in FHLB stock, which was in compliance with this
requirement.   In past years,  the Company has received dividends
on its FHLB stock which have generally been in the form of additional shares of FHLB stock. Dividends on FHLB stock averaged 7.00% for calendar year 1996.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future.
A reduction in value of the Company's FHLB stock may result in a corresponding reduction in the Company's capital.


For the year ended December 31, 1996, dividends paid by the FHLB of Cincinnati to the Company totaled $102,000, which constitute a $9,000 increase over the amount of dividends received in calendar year 1995. The $26,000 dividend received for the quarter ended December 31, 1996 reflects an annualized rate of 7.00%. As virtually all dividends for 1996 were paid in the form of additional shares of FHLB stock, the effect of these dividends was to increase the Company's investment in FHLB stock from $1.4 million at December 31, 1995 to $1.5 million at December 31, 1996.


Federal and State Taxation

OHSL Financial Corp.and Oak Hills are both subject to the federal taxlaws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the"Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Oak Hills, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of
Section 166 of the Code or the reserve method of Section 593 of the Code.

Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and 1994, Oak Hills used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

Section 1616 of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury.
Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Oak Hills, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code
Section 481(a) adjustment for the year will suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

A residential loan is a loan as described in Section
7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserve may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Oak Hills to the Corporation is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Oak Hills' gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1996, Oak Hills' pre-1988 reserves for tax purposes totaled approximately $2.7 million. Oak Hills believes it had approximately $19.4 million of accumulated earnings and profits for tax purposes as of December 31, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Oak Hills will have current or accumulated earnings and profits in subsequent years.

In addition to the regular income tax, OHSL and Oak
Hills are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1988. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.
In addition, for taxable years after 1986 and before 1996, both OHSL and Oak Hills are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

Oak Hills has been audited by the IRS with respect to federal income tax returns through 1984. An audit of the Corporation's consolidated federal income tax returns for the calendar years 1994 and 1995 is presently in progress. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of these and other still open returns (including returns of subsidiaries) would not result in a deficiency which could have a material adverse effect on the financial condition of OHSL.

Delaware Taxation. As a Delaware holding company, OHSL is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. OHSL is also subject to an annual franchise tax imposed by the State of Delaware.

Ohio Taxation.  The State of Ohio imposes a franchise tax of
1.5 percent of the Company's regulatory capital determined under GAAP, as adjusted for goodwill and with allocations pursuant to prescribed formulas for property held outside the State of Ohio. The State of Ohio also imposes a fee based upon the shares issued by OHSL as a foreign corporation.


Employees

At December 31, 1996, the Company had a total of 46 full-time employees and 32 part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.

Item 2.  Properties

The following table sets forth information concerning the main office and each branch office of the Company at December 31, 1996. At December 31, 1996, the Company's premises had an aggregate net book value of approximately $2.4 million.

                                          Lease       (In Thousands)
                       Year    Owned or   Expiration  Net Book
Location                Opened  Leased     Date        Value


Main Office

5889 Bridgetown Road
Cincinnati, Ohio  45248  1953   owned      NA          $  389

Full Service
  Branches

4024 Glenway Avenue
Cincinnati, Ohio  45205   1982  owned      NA              72

6581 Harrison Avenue
Cincinnati, Ohio  45247   1982   owned      NA           1,585

5329 Foley Road
Cincinnati, Ohio 45238    1990   leased   2000           109

6105 Cleves-Warsaw Pike
Cincinnati, Ohio  45233  1996    leased    2001           242

The Company conducts the majority of its administrative activities at its Harrison Avenue branch. The Company believes that its current facilities are adequate to meet present and immediately foreseeable needs.


Item 3.  Legal Proceedings

The Corporation and the Company are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of any such legal proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Corporation and Oak Hills, that the resolution of such legal proceedings should not have a material effect on the Corporation's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.


Item 5.  Additional Information - Executive Officers

The following information as to the business experience during the past five years is supplied with respect to executive officers of OHSL and Oak Hills who do not serve on either entity's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

Patrick J. Condren, C.P.A., age 45, is Treasurer, a position he has held since 1988. In 1993, Mr. Condren was appointed Chief
Financial and Accounting Officer. As Treasurer and Chief Financial and Accounting Officer, Mr. Condren is responsible for the accounting, investment and other financial matters of OHSL and Oak Hills. Mr. Condren joined Oak Hills in 1986 as Controller.

Terry E. Todd, age 46, has served as Vice President and
Director of Lending of Oak Hills since May of 1991. As Director of Lending, Mr. Todd is responsible for overseeing the origination, processing and servicing of loans for Oak Hills. Prior to joining Oak Hills in 1991, Mr. Todd was a loan officer in the Cincinnati office of National City Mortgage, a mortgage lending firm located in Cleveland, Ohio, from 1986 to 1991. As a Loan Officer, Mr. Todd was responsible for residential mortgage loan originations.

Marilyn R. Wieland, age 46, is Senior Vice President and
Secretary of Oak Hills, a position she has held since 1989. Ms. Wieland is responsible for oversight of the savings department and is the director of human resources. Ms. Wieland served as Vice President and Secretary of Oak Hills from 1985 to 1989. Ms. Wieland is the daughter of Norbert Brinker, the Chairman of the Board of OHSL and Oak Hills.

                                        PART II


Item 6.  Market for Registrant's Common Equity and Related
         Stockholder Matters

Page 34 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

OHSL common stock has approximately 800 stockholders at December 31, 1996.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Pages 6 through 14 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.
The following schedule
should be reviewed in conjunction with
Management's Discussion and Analysis of Financial Condition and Results of Operation, which are herein incorporated by reference. The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increases related to changes in outstanding balances and those due to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately.

                                                            Year Ended December 31,

                                               1995 vs. 1994                        1996 vs. 1995
                                      ---------------------------------    -----------------------------
                                            Increase                             Increase
                                            (Decrease)                            (Decrease)
                                              Due to                                Due to
                                      --------------------                 -------------------
                                                              Total                           Total
                                                              Increase                        Increase
                                         Volume      Rate     (Decrease)   Volume      Rate  (Decrease)
                                      -----------   ------    ----------   ------    -------- ----------
Interest-earning assets:
 Loans receivable...........             $  887    $   676    $  1,563   $  703     $    19   $    722
 Available-for-sale securities.........     163        (39)        124     (151)         85        (66)
 Held-to-maturity securities and
   other investments...................     563        152         715      878         (17)       861
 FHLB stock............................       4         16          20        7           2          9
                                         ------    -------    --------   ------     -------   --------

   Total interest-earning assets.......  $1,617    $   805       2,422   $1,437     $    89   $  1,526
                                         ======    =======    --------   ======     =======   --------

Interest-bearing liabilities:
 Demand and NOW deposits...............  $  (38)   $   (14)        (52)  $  (14)    $   (40)  $    (54)
 Savings accounts......................    (232)       240           8      (32)       (264)      (296)
 Time deposits.........................   1,283        523       1,806    1,075         216      1,291
 Borrowings............................     310        165         475      124         (38)        86
                                         ------    -------     -------   ------     -------   --------

   Total interest-bearing
    liabilities........................  $1,323    $   914       2,237   $1,153     $  (126)     1,027
                                         ======    =======     -------   ======     =======   --------

Net interest income....................                       $    185                        $    499
                                                              ========                        ========

Item 8.  Financial Statements

The following information appearing in the Company's Annual
Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-KSB as
Exhibit 13.

Annual Report Section               Pages in Annual Report

Report of Independent Auditors              15

Consolidated Balance Sheets as of
 December 31, 1996 and 1995                 16

Consolidated Statements of Income
 for the Years Ended December 31, 1996,
 1995 and 1994                              17

Consolidated Statements of Changes
 in Shareholders' Equity for Years
 Ended December 31, 1996, 1995 and 1994     18

Consolidated Statements of Cash Flows
 for Years Ended December 31, 1996,
 1995 and 1994                           19-20

Notes to Consolidated Financial
 Statements                              21-33

With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended
December 31, 1996, is not deemed filed as part of this Annual
Report on Form 10-KSB.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                            PART III


Item 10.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

Directors

Information concerning directors of the Corporation is incorporated herein by reference from the definitive Proxy
Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.



Executive Officers

Information regarding the business experience of the executive officers of the Corporation and the Company contained in Part I of this Form 10-KSB is incorporated herein by reference.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual
Meeting Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                                                   Sequential
                                     Reference to  Page Number
                                     Prior Filing  Where Attached
                                     or Exhibit    Exhibits Are
Regulation                           Number        Located in This
S-K Exhibit                          Attached      Annual Report
Number             Document          Hereto        on Form 10-K

     3        Articles of
              Incorporation and
              Bylaws....                *           Not applicable

     4        Instruments defining the
              rights of security
              holders, including
              indentures:
              Common Stock
              Certificate.............   *          Not applicable

   10         Material contracts:
              Stock Option and
              Incentive Plan........     *          Not applicable
              Employment Agreement of
              Kenneth L. Hanauer......   *          Not applicable
              Bank Incentive Plan.....   *          Not applicable




   11         Statement re computation
              of per share earnings...   11         Page 55

   13         Annual Report to
              Shareholders...........    13

   21         Subsidiaries of
              Registrant..............   21         Page 56

   23         Consent of Accountants..   23

*Filed as exhibits to the Registrant's Registration Statement No.
33-53398 on Form S-1 filed on October 16, 1992. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.


         (b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the three-month period ended December 31, 1996, except for a Form 8-K filed October 29, 1996 to report the approval of a stock repurchase plan, a Form 8-K filed November 18, 1996 to report earnings of the Company for the quarter ended September 30, 1996, and a Form 8-K filed on December 3, 1996 to report the payment of a cash dividend.

            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

               OHSL FINANCIAL CORP.


Date: March 24, 1997       By:/s/ Kenneth L. Hanauer
                              Kenneth L. Hanauer, President
                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Kenneth L. Hanauer           /s/Norbert G. Brinker
Kenneth L. Hanauer, President   Norbert G. Brinker, Chairman
and Director                    of the Board
(Principal Executive Officer)

Date:  March 24, 1997           Date:  March 24, 1997


/s/William R. Hillebrand        /s/Thomas M. Herron
William R. Hillebrand, Director Thomas M. Herron, Director

Date:  March 24, 1997           Date:  March 24, 1997

/s/Alvin E. Hucke               /s/Thomas E. McKiernan
Alvin E. Hucke, Director        Thomas E. McKiernan, Director

Date:  March 24, 1997           Date:  March 24, 1997

/s/Joseph J. Tenoever           /s/Howard H. Zoellner
Joseph J. Tenoever, Director    Howard H. Zoellner, Director

Date:  March 24, 1997           Date:  March 24, 1997


/s/Patrick J. Condren
Patrick J. Condren, Treasurer
(Principal Financial and
 Accounting Officer)

Date:  March 24, 1997