Form 10KSB40/A
period 1996-12-31
OHSL FINANCIAL CORP
filed 1997-04-04
CIK 893235

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-KSB/A

                        Amendment No. 1

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

               OHSL FINANCIAL CORP.


Date: April 4, 1997       By:/s/ Kenneth L. Hanauer
                              Kenneth L. Hanauer, President
                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Kenneth L. Hanauer           /s/Norbert G. Brinker
Kenneth L. Hanauer, President   Norbert G. Brinker, Chairman
and Director                    of the Board
(Principal Executive Officer)

Date: April 4, 1997           Date: April 4, 1997


/s/William R. Hillebrand        /s/Thomas M. Herron
William R. Hillebrand, Director Thomas M. Herron, Director

Date: April 4, 1997           Date: April 4, 1997

/s/Alvin E. Hucke               /s/Thomas E. McKiernan
Alvin E. Hucke, Director        Thomas E. McKiernan, Director

Date: April 4, 1997           Date: April 4, 1997

/s/Joseph J. Tenoever           /s/Howard H. Zoellner
Joseph J. Tenoever, Director    Howard H. Zoellner, Director

Date: April 4, 1997           Date: April 4, 1997


/s/Patrick J. Condren
Patrick J. Condren, Treasurer
(Principal Financial and
 Accounting Officer)

Date: April 4, 1997