Form 10QSB
period 1997-03-31
OHSL FINANCIAL CORP
filed 1997-04-30
CIK 893235

FORM 10-QSB
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

           [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For Quarter Ended March 31, 1997

           [ ]    Transition Report Pursuant to Section 13 or
                 15 (d) of the Securities Exchange Act of 1934
                For the Transition Period From _______  to _____

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
Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS                   SHARES OUTSTANDING AT MARCH 31, 1997

 common stock, $.01 par value                  1,207,932

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

                    PART I:  FINANCIAL INFORMATION
                    ITEM 1:  FINANCIAL STATEMENTS
                         OHSL FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)
                                   March 31,         December 31,
                                     1997                1996
ASSETS
Cash and due from banks           $    6,298          $    4,680
Short-term investments                   950               3,693
                                    --------           ---------
     Cash and cash equivalents         7,248               8,373
Interest-bearing balances with
  financial institutions                 100                 100
Held-to-maturity securities (market
  value of $40,414 and $28,953)       40,926              29,162
Available-for-sale securities         11,684              13,969
Loans held for sale                      414                 436
Loans receivable-net                 163,339             158,021
Office properties and equipment-net    2,333               2,398
Federal Home Loan Bank stock, at cost  1,545               1,518
Accrued interest receivable            1,635               1,371
Other assets                             588                 320
                                    --------            --------
            Total Assets          $  229,812          $  215,668
                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                          $  173,641          $  169,486
Advances from Federal Home Loan
  Bank                                28,303              19,116
Accrued interest payable                 266                 215
Advances from borrowers for taxes
  and insurance                          823                 690
Other liabilities                      1,410                 965
                                     -------             -------
            Total Liabilities        204,443             190,472
                                     =======             =======


                PART I:  FINANCIAL INFORMATION
                ITEM 1:  FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
              (Dollars in thousands except per share data)

                                              March 31,         December 31,
                                                1997                1996
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 3,500,000
  shares authorized, 1,411,893 shares
  issued at March 31, 1997 and 1,401,611
  shares issued at December 31, 1996        $       14          $       14
Additional paid-in capital                      13,790              13,652
Retained earnings                               15,097              14,839
Unamortized cost of bank incentive plan            (11)                (15)
Unearned shares held by employee
  stock ownership plan                            (445)               (475)
Treasury stock (158,470 and 147,351
  shares at cost)                               (2,993)             (2,751)
Net unrealized gain/(loss) on available-for-sale
  securities                                       (83)                (68)
                                               -------             -------
            Total Stockholders' Equity          25,369              25,196
                                               -------             -------
            Total Liabilities and
             Stockholders' Equity           $  229,812          $  215,668
                                               =======            ========

See accompanying notes to consolidated financial statements.

                       PART I:  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS
                            OHSL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                              Three months ended March 31,
                                                      1997              1996
INTEREST INCOME
     Loans, including related fees                $  3,393          $  3,085
     Short-term money market investments                45               126
     Interest-bearing balances with
       financial institutions                            1                 8
     Mortgage-backed investments                       378               320
     Other investments                                 406               378
                                                   -------           -------
          Total Interest Income                      4,223             3,917

INTEREST EXPENSE
     Deposits                                        2,113             2,011
     Federal Home Loan Bank advances                   296               228
                                                   -------           -------
          Total Interest Expense                     2,409             2,239
                                                   -------           -------
NET INTEREST INCOME                                  1,814             1,678

Less provision for loan losses                          16                 0
                                                   -------           -------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                      1,798             1,678

NON-INTEREST INCOME
     Service charges and fees                           55                55
     Net gain/(loss) on loans
       originated for sale                              (2)               (8)
     Commission income                                  10                 0
     Other income                                       13                15
                                                   -------            ------
                                                        76                62

NON-INTEREST EXPENSE
     Salaries and employee benefits                    586               533
     Occupancy and equipment expense                   171               112
     Computer service expense                           32                74
     Deposit insurance assessment                       27                88
     Franchise taxes                                    82                82
     Other operating expenses                          166               162
                                                    ------              ----
                                                     1,064             1,051

/TABLE

                              PART I:  FINANCIAL INFORMATION
                              ITEM 1:  FINANCIAL STATEMENTS
                                   OHSL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                       (Dollars in thousands except per share data)

                                                              Three months ended March 31,
                                                                 1997              1996
INCOME BEFORE INCOME TAXES                                   $     810         $     689

Income tax provision                                               285               237
                                                               -------          --------

NET INCOME                                                   $     525         $     452
                                                               =======          ========

EARNINGS PER SHARE (Note 3):                                 $    0.42         $    0.36
                                                               =======          ========


See accompanying notes to consolidated financial statements.


                              PART I:  FINANCIAL INFORMATION
                              ITEM 1:  FINANCIAL STATEMENTS
                                   OHSL FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Dollars in thousands)


                                                              Three months ended March 31,
                                                                 1997              1996
Balance at January 1                                         $  25,196         $  25,454

Net income                                                         525               452

Amortization of cost of bank incentive plan                          4                 8

Purchase of treasury stock                                        (242)             (221)

Stock options exercised                                            103                84

Dividends on common stock                                         (267)             (233)

ESOP shares earned during the period                                65                61

Change in net unrealized gain/(loss) on
  available-for-sale securities                                    (15)              (84)
                                                              --------          --------
Balance at March 31                                          $  25,369         $  25,521
                                                              ========          ========

See accompanying notes to consolidated financial statements.



                              PART I:  FINANCIAL INFORMATION
                              ITEM 1:  FINANCIAL STATEMENTS
                                   OHSL FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)


                                                              Three months ended March 31,
                                                                 1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                              $     525         $     452
     Adjustments to reconcile net
       income to net cash from
       operating activities                                        656              (157)
                                                              --------          --------
     Net cash from operating activities                          1,181               295


CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest-bearing
       balances with financial institutions                        ---               ---
     Purchase of held-to-maturity securities                   (13,984)           (4,791)
     Purchase of available-for-sale securities                     ---            (3,265)
     Principal payments on held-to-maturity securities             309                65
     Principal payments on available-for-sale securities           437               469
     Proceeds from maturity of held-to-maturity
       securities                                                2,000             4,750
     Proceeds from sale of available-for-sale
       securities                                                1,814               ---
     Loans made to customers net of
       payments received                                        (5,932)           (1,120)
     Purchase of property and equipment                            (19)              (27)
                                                                ------            ------
     Net cash from investing activities                        (15,375)           (3,919)


                              PART I:  FINANCIAL INFORMATION
                              ITEM 1:  FINANCIAL STATEMENTS
                                   OHSL FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Dollars in thousands)

                                                              Three months ended March 31,
                                                                 1997              1996
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                  $   4,155         $   3,553
     Payments on advances from Federal
       Home Loan Bank                                           (3,813)           (6,300)
     Proceeds from Federal Home Loan
       Bank advances                                            13,000             4,000
     Net change in advances from borrowers
       for taxes and insurance                                     133              (205)
     Cash dividends                                               (267)             (233)
     Purchase of treasury stock                                   (242)             (221)
     Stock options exercised                                       103                84
                                                              --------          ---------
     Net cash from financing activities                         13,069               678
                                                              --------          ---------
     Net change in cash and cash equivalents                    (1,125)           (2,946)

     Cash and cash equivalents at beginning
       of period                                                 8,373            14,318
                                                              --------          --------
     Cash and cash equivalents at end of period              $   7,248         $  11,372
                                                              ========          ========

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

3.    Earnings Per Share

      Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock outstanding  during the period,  adjusted for the effect of common
stock equivalents.    The stock  options outstanding are considered
common stock equivalents. Weighted average shares outstanding are increased by the number of shares issuable under the options, assuming full exercise, and reduced by the number of shares that could, hypothetically, be reacquired using the proceeds from the
exercise  of  those  options.   The weighted  average  number  of
shares outstanding for the three month periods ended March 31, 1997 and 1996 were 1,204,567 and 1,228,139, respectively. The following table presents the number of shares used to compute earnings per share for the periods indicated:

                                                     Fully
                                 Primary             Diluted

Quarter ended March 31, 1997    1,244,961           1,246,043
Quarter ended March 31, 1996    1,271,918           1,271,918



Earnings Per Share:                                   Fully
                                 Primary             Diluted

Quarter ended March 31, 1997      $ 0.42              $ 0.42
Quarter ended March 31, 1996      $ 0.36              $ 0.36

4.    Accounting Changes

      Effective  January  1,  1996,  OHSL adopted Financial
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

      In 1996, the Financial Accounting Standards Board (FASB) issued FAS 125-"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Standard revises
the accounting for transfers of financial assets,   such  as loans
and securities, and provides guidance on distinguishing between sales and secured borrowings. It affects certain transactions
beginning in 1997 and others in 1998.    Management  does not expect
this standard to have a significant effect on OHSL's financial condition or results of operations.


                   PART I:  FINANCIAL INFORMATION
              ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         OHSL FINANCIAL CORP.
                            MARCH 31, 1997

FINANCIAL CONDITION:

Total assets increased from $215.7 million at December 31, 1996 to $229.8 million at March 31, 1997, an increase of $14.1 million or 6.6%. During the first quarter of 1997, loans receivable increased by $5.3 million and held-to-maturity securities increased by
$11.8 million.    These  changes were funded primarily by a $4.2
million increase in deposit accounts, by a $9.2 million increase in advances from the Federal Home Loan Bank, by a reduction in cash and cash equivalents of $1.1 million and by a reduction in available-for-sale securities of $2.3 million.

The above changes are largely the result of growth initiatives adopted by the Company, wherein the Company seeks to increase its deposit base through a combination of new products and rate incentives to customers, as well as a somewhat more aggressive lending and investment strategy.

Loans receivable, as noted above, increased $5.3 million in the first quarter of 1997. Due to the relatively low interest rate environment which existed throughout the first quarter of 1997, strong mortgage loan originations were experienced by the Company. The addition of two loan origination officers in 1996 and the training of branch personnel in the loan origination process also contributed to this increase.

Held-to-maturity securities increased by  $11.8  million during the
first quarter of 1997.  During  the  first quarter of 1997,   OHSL
purchased $14.0   million  of  held-to-maturity securities.   These
securities consist of $3.9 million of U.S. Agency obligations, a $5.0 million U.S. Agency mortgage-backed security and a $5.1 million
U.S. Agency collateralized mortgage obligation.   The majority of
these securities were acquired to take advantage of a positive interest rate spread over the related borrowing cost or to meet liquidity requirements. Management was able to utilize Federal Home Loan Bank advances with similar terms and characteristics to fund these purchases and believes that the additional leveraging of the balance sheet will improve profitability without exposing OHSL to undue interest rate risk.

The stockholders' equity of OHSL increased by $173,000 during the first quarter of 1997. The major components of this increase are the Corporation's net income of $525,000 and the exercise of stock options during the period by the Corporation's directors, officers
and employees of $103,000.    These increases were somewhat offset
by the purchase of treasury shares under a stock repurchase program of $242,000 and by dividends declared on the Corporation's common stock of $267,000. Stockholders' equity therefore increased to $25.4 million at March 31, 1997.

Results of Operations:

Net income for the three months ended March 31, 1997 was $525,000, an increase of $73,000 or 16.2% over the net income for the three months ended March 31, 1996. This represents earnings per share (fully diluted) of $0.42 versus $0.36 for the same period in 1996.


Total interest income for the three months ended March 31, 1997 was $4,223,000, compared to $3,917,000 for the same period in 1996.
This increase ($306,000 or 7.8%) is generally the result of larger loan and securities balances carried during the first quarter of 1997.

Total interest expense for the three months ended March 31, 1997 was $2,409,000 compared to $2,239,000 for the same period in 1996.
 This increase ($170,000 or 7.6%) is generally attributable to the higher levels of deposits and borrowings carried during the first
quarter  of  1997,   as OHSL strives to increase its market share of
lending and deposit products and to take advantage of spread opportunities described above.

While both interest income and interest expense increased during the first quarter of 1997, net interest income for the three months ended March 31, 1997 totaled $1,814,000, an increase of $136,000 or 8.1% over the same period in 1996.

The Corporation's provision for loan losses totaled $16,000 for the three months ended March 31, 1997. No provision for loan losses was recorded for the first quarter of 1996. While the credit quality of the Corporation's loan portfolio was actually better than that of the prior year (non-performing loans totaled $0.7 million at March 31, 1997 compared to $1.0 million at March 31, 1996), management believes that the continued growth of the loan portfolio and the desire of the Company to continue to increase its level of multi-family, non-residential and consumer loans should be accompanied by a modest increase in the provision for loan losses.

Noninterest income  for the three months ended March 31,  1997  was
$76,000,   compared to $62,000   for  the same period in 1996.
This increase ($14,000 or 22.6%) is primarily attributable to an increase in commission income earned by the Company's subsidiary, CFSC, Inc. CFSC markets mutual fund and annuity products to the
customers of the Company and to other area residents.   Commissions
are earned based upon products sold.  During the first quarter  of
1997,   CFSC received commission income of $10,000.   No commission
income was received by CFSC during the first quarter of 1996. Management expects commission income to remain at somewhat higher levels during 1997 than during 1996.

Noninterest expense for the three months ended March 31,  1997 was
$1,064,000, compared to $1,051,000   for  the same period in 1996.
 This increase ($13,000 or 1.2%) is largely attributable to an increase in salaries and employee benefits expense of $53,000 and an increase in occupancy and equipment expense of $59,000. These increases were substantially offset by decreases in deposit
insurance assessments of $61,000   and in computer service expenses
of $42,000 when compared to the first quarter of 1996.

The increase in salaries and employee benefits expense is primarily the result of the hiring of personnel in 1997 to fill
positions which were vacant in the first quarter  of 1996,   coupled
with  merit  increases to the Company's staff.   Occupancy and
equipment expense increased as the result of the Company's decision to handle its data processing operations internally and
due to the opening of a new branch office in mid-1996.   During
1996, the Company utilized the services of an outside data processing vendor. This change involves additional expenses in the areas of maintenance contracts and depreciation expense on
equipment  purchased as a result  of this change.   The Company
does, however, realize a substantial cost savings in the area of computer service expense, as fees to outside vendors have been significantly reduced.

The Company's deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Fund. In September, 1996, Congress passed legislation which recapitalized the SAIF and which, to a large part, eliminated the disparity between the deposit insurance rates charged to banks and the rates charged to members of SAIF
(principally thrifts).   The Company was required,   as  part  of
this recapitalization,   to  pay a one-time assessment of $927,000.
 In return,   the  regular assessment rate paid by the Company
dropped from $0.23  per $100  of deposits in 1996   to $0.065  per
$100 of deposits in 1997.   Accordingly,  the Company's assessment
expense has declined substantially in the first quarter of 1997.

The income tax provision for the three months ended March 31, 1997 was $285,000, compared to $237,000 for the same period in 1996. This increase ($48,000 or 20.3%) is attributable to the higher level of pre-tax earnings generated in the first quarter of 1997 when compared to the same period in 1996.


Liquidity:

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future
operations.    The primary sources of liquidity are cash,
short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities which mature
within defined periods,   such as one-year maturity and  five-year
maturity obligations. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquid assets. Generally, current federal regulations require the liquid assets (as defined)
 of  the Company to be 5.0%  of the Company's total assets (also as
defined).   At March 31,  1997, the Company's liquid assets totaled
$11.0 million or 6.2%.

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


Capital Resources:

OHSL's equity capital totaled $25.4 million at March 31, 1997, an increase of $173,000 from December 31, 1996. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the quarter and the
exercise of stock options,   which  were partially offset by the
purchase of treasury stock and by dividends declared on the common stock.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently  require  tangible capital,  as defined  by regulation,
divided  by total assets (also as  defined)   to  be at  least
1.5%.    The regulations also require core capital,  as defined by
regulation,  divided by total assets (also  as  defined)  to be at
least 4.0%.   Finally,  the regulations  require  risk-based capital
(as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills' compliance with these requirements at March 31, 1997 is summarized below:


                            Amount             Percent (%) of
                            (000)           Applicable Assets

Tangible capital           $ 20,032                  8.92 %
Requirement                   3,368                  1.50
                            -------                  ----
Excess                     $ 16,664                  7.42 %
                            =======                  ====


Core capital               $ 20,032                  8.92 %
Requirement                   8,982                  4.00
                            -------                  ----
Excess                     $ 11,050                  4.92 %
                            =======                  ====

Risk-based capital         $ 20,538                 18.74 %
Requirement                   8,768                  8.00
                            -------                 -----
Excess                     $ 11,770                 10.74 %
                            =======                 =====

At March 31, 1997, the book value per share of OHSL common stock was $21.00 based upon 1,207,932 outstanding shares.


                              PART II:  OTHER INFORMATION
                                   OHSL FINANCIAL CORP.
                                      MARCH 31, 1997


Item 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 2.   CHANGES IN SECURITIES

Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

On  January  31,   1997,   the Registrant filed a Form 8-K to report
the  issuance  of  a  press release  announcing  earnings  for  the
fourth quarter and the year ended  December  31,   1996.  On  March
5,   1997,   the  Registrant  filed a Form 8-K  to  report  the
payment  of  a  cash dividend.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OHSL Financial Corp.


Date:  April 30 , 1997              By: /s/ Kenneth L. Hanauer
                                     Kenneth L. Hanauer
                                     President and Chief Executive
                                     Officer
                                    (Principal Executive Officer)


Date:  April 30, 1997              By: /s/ Patrick J. Conden
                                     Patrick J. Condren
                                      Treasurer and Chief Financial
                                     Officer
                                     (Principal Financial and
                                     Accounting Officer)