Form 10QSB
period 1997-07-14
OHSL FINANCIAL CORP
filed 1997-08-14
CIK 893235

FORM 10-QSB
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



[X]    Quarterly Report Under Section 13 or 15 (d)
         of the Securities Exchange Act of 1934
         For Quarter Ended June 30, 1997

[ ]    Transition Report Pursuant to Section 13 or
        15 (d) of the Securities Exchange Act of 1934
        For the Transition Period From ______ to _____


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                         SHARES OUTSTANDING AT JUNE 30, 1997

common stock, $.01 par value                     1,195,950

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

                 PART I:  FINANCIAL INFORMATION
                  ITEM 1:  FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     (Dollars in thousands)


                                       June 30,       December 31,
                                        1997             1996
ASSETS
Cash and due from banks           $    3,444         $    4,680
Short-term investments                 3,499              3 693
     Cash and cash equivalents         6,943              8,373
Interest-bearing balances with
  financial institutions                 100                100
Held-to-maturity securities (market
  value of $38,577 and $28,953)       38,791             29,162
Available-for-sale securities         11,509             13,969
Loans held for sale                      672                436
Loans receivable-net                 165,901            158,021
Office properties and equipment-net    2,259              2,398
Federal Home Loan Bank stock, at cost  1,572              1,518
Accrued interest receivable            1,596              1,371
Other assets                             692                320

            Total Assets          $  230,035         $  215,668


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                          $  174,472         $  169,486
Advances from Federal Home Loan
  Bank                                28,804             19,116
Accrued interest payable                 261                215
Advances from borrowers for taxes
  and insurance                          220                690
Other liabilities                        911                965

            Total Liabilities        204,668            190,472

                    PART I:  FINANCIAL INFORMATION
                     ITEM 1:  FINANCIAL STATEMENTS
                           OHSL FINANCIAL CORP.

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)


                    (Dollars in thousands except per share data)


                                         June 30,    December 31,
                                           1997           1996
STOCKHOLDERS' EQUITY
Common stock, .01 par value, 3,500,000
  shares authorized, 1,413,443 shares
  issued at June 30, 1997 and 1,401,611
  shares issued at December 31, 1996   $       14      $       14
Additional paid-in capital                 13,862          13,652
Retained earnings                          15,350          14,839
Unamortized cost of bank incentive plan        (7)            (15)
Unearned shares held by employee
  stock ownership plan                       (430)           (475)
Treasury stock (174,970 and 147,351
  shares at cost)                          (3,377)         (2,751)
Net unrealized gain/(loss) on
  available-for-sale securities               (45)            (68)

         Total Stockholders' Equity        25,367          25,196


         Total Liabilities and
          Stockholders' Equity         $  230,035       $  215,668


     See accompanying notes to consolidated financial statements.

                                  PART I:  FINANCIAL INFORMATION
                                  ITEM 1:  FINANCIAL STATEMENTS
                                       OHSL FINANCIAL CORP.

                                 CONSOLIDATED STATEMENTS OF INCOME

                           (Dollars in thousands except per share data)

                         Three months ended June 30, Six months ended June 30,
                                          1997        1996         1997        1996
INTEREST INCOME
 Loans, including related fees  $  3,442    $  3,102     $  6,835    $  6,187
 Short-term money market
   investments                        43          56           88         182
 Interest-bearing balances with
   financial institutions              2           6            3          14
 Mortgage-backed investments         492         453          870         773
 Other investments                   457         381          863         759

      Total Interest Income        4,436       3,998        8,659       7,915

INTEREST EXPENSE
 Deposits                          2,196       2,004        4,309       4,015
 Federal Home Loan Bank advances     417         226          713         454

      Total Interest Expense       2,613       2,230        5,022       4,469

NET INTEREST INCOME                1,823       1,768        3,637       3,446

 Less provision for loan losses        6           4           22           4

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                    1,817       1,764        3,615       3,442

NONINTEREST INCOME
 Service charges and fees             51          56          106         111
 Net gain/(loss) on loans
   originated for sale                33          (4)          31         (12)
 Commission income                    14           7           24           7
 Other income                         11          33           24          48
                                     109          92          185         154

NONINTEREST EXPENSE
 Salaries and employee benefits      559         556        1,145       1,089
 Occupancy and equipment
   expense-net                       168         130          339         242
 Computer service expense             39          89           71         163
 Deposit insurance assessment         28          91           55         179
 Franchise taxes                      85          85          167         167
 Other operating expenses            271         162          437         324

                                   1,150       1,113        2,214       2,164


                              PART I:  FINANCIAL INFORMATION
                              ITEM 1:  FINANCIAL STATEMENTS
                                   OHSL FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                        (Dollars in thousands except per share data)

                    Three months ended June 30,  Six months ended June 30,
                           1997      1996            1997      1996

INCOME BEFORE TAXES   $     776   $     743      $   1,586  $   1,432

Income tax provision        260         262            545        499


NET INCOME            $     516   $     481      $   1,041  $     933


EARNINGS PER SHARE
  (Note 3)            $    0.42   $    0.38      $    0.84  $    0.74





See accompanying notes to consolidated financial statements.

                 PART I:  FINANCIAL INFORMATION
                  ITEM 1:  FINANCIAL STATEMENTS
                       OHSL FINANCIAL CORP.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (Dollars in thousands)






                               Six months ended June 30,
                                  1997         1996

Balance at January 1          $  25,196    $  25,454

Net income                        1,041          933

Amortization of cost of bank
  incentive plan                      7           15

Purchase of treasury stock         (626)        (431)

Stock options exercised             119           84

Dividends on common stock          (530)        (461)

ESOP shares earned during the
  period                            137          123

Change in net unrealized gain/
  (loss) on available-for-sale
   securities                        23         (223)

Balance at June 30            $  25,367    $  25,494










     See accompanying notes to consolidated financial statements.

                PART I:  FINANCIAL INFORMATION
                 ITEM 1:  FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Dollars in thousands)


                                     Six months ended June 30,
                                           1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $   1,041  $     933
 Adjustments to reconcile net income to
   net cash from operating activities       3,445     (1,032)

 Net cash from operating activities         4,486        (99)


CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in interest-bearing balances
   with financial institutions               ---         500
 Purchase of held-to-maturity securities  (15,984)   (11,199)
 Purchase of available-for-sale securities   ---      (3,770)
 Principal payments on held-to-maturity
   securities                                 873        272
 Principal payments on available-for-sale
    securities                                665        775
 Proceeds from maturity of held-to-maturity
    securities                              5,500      7,070
 Proceeds from sales of available-for-sale
    securities                              1,814      1,994
 Loans made to customers net of payments
    received                              (11,922)    (6,083)
 Purchase of property and equipment           (29)      (216)
 Net cash from investing activities       (19,083)   (10,657)


CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                     4,986      5,721
 Payments on advances from Federal Home
   Loan Bank                               (7,812)   (14,933)
 Proceeds from Federal Home Loan Bank
   advances                                17,500     14,500
 Net change in advances from borrowers
   for taxes and insurance                   (470)      (452)
 Cash dividends                              (530)      (461)
 Purchase of treasury stock                  (626)      (431)
 Stock options exercised                      119         84

 Net cash from financing activities        13,167      4,028

 Net change in cash and cash equivalents   (1,430)    (6,728)

 Cash and cash equivalents at beginning of
   period                                   8,373     14,318

 Cash and cash equivalents at end of
    period                              $   6,943  $   7,590


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

3.    Earnings Per Share

      Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of common stock equivalents. The stock options outstanding are considered common stock equivalents. Weighted average shares outstanding are increased by the number of shares issuable under the options, assuming full exercise, and reduced by the number of shares that could, hypothetically, be reacquired using the proceeds from the exercise of those options. The weighted average number of shares outstanding for the three month periods ended June 30, 1997 and
1996 were 1,198,005 and 1,217,009, respectively.   The weighted
average number of shares outstanding for the six month periods ended June 30, 1997 and 1996 were 1,201,286 and 1,214,419,
respectively.   The following table presents the number of shares
used to compute earnings per share for the periods indicated:


Fully                                Primary           Diluted

Three months ended June 30, 1997    1,237,593         1,238,399
Three months ended June 30, 1996    1,259,172         1,259,172

Six months ended June 30, 1997      1,241,385         1,243,418
Six months ended June 30, 1996      1,258,481         1,258,481

The Corporation's earnings per share are presented below:

Fully                               Primary           Diluted

Three months ended June 30, 1997     $ 0.42            $ 0.42
Three months ended June 30, 1996     $ 0.38            $ 0.38

Six months ended June 30, 1997       $ 0.84            $ 0.84
Six months ended June 30, 1996       $ 0.74            $ 0.74

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

                  PART I:  FINANCIAL INFORMATION
        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        OHSL FINANCIAL CORP.


JUNE 30, 1997



FINANCIAL CONDITION:

Total assets increased from $215.7 million at December 31, 1996 to $230.0 million at June 30, 1997, an increase of $14.3 million
or 6.6%.   During the first six months of 1997, loans receivable
increased by $7.9 million and held-to-maturity securities increased by $9.6 million. These changes were funded primarily by a $5.0 million increase in deposit accounts, by a $9.7 million increase in advances from the Federal Home Loan Bank, by a reduction in cash and cash equivalents of $1.4 million and by a reduction in available-for-sale securities of $2.5 million.

The above changes are largely the result of growth initiatives adopted by the Company, wherein the Company seeks to increase its deposit base through a combination of new products and rate incentives to customers, as well as somewhat more aggressive lending and investment strategies.

Loans receivable, as noted above, increased $7.9 million in the first half of 1997. Due to the relatively low interest rate environment which existed throughout the first six months of 1997, strong mortgage loan originations have been experienced by the Company. The hiring of additional loan origination personnel and the training of branch personnel in the loan origination process has also contributed to higher loan origination volumes in 1997.

Held-to-maturity securities increased by $9.6 million during the first six months of 1997. During this time period, OHSL purchased $16.0 million of held-to-maturity securities. These investments, which consist of $5.8 million of U.S. Agency obligations, a $5.0 million U.S. Agency mortgage-backed security and a $5.2 million U.S. Agency collateralized mortgage obligation, were generally acquired to take advantage of a positive interest rate spread over the related borrowing cost or to meet liquidity requirements. The increases noted above in both deposit accounts and Federal Home Loan Bank borrowings were a direct result of these investment activities.

The stockholders' equity of OHSL increased by $171,000 during the first six months of 1997. The major components of this increase are the Corporation's net income of $1,041,000 and the exercise of stock options during the period by the Corporation's directors, officers and employees of $119,000. These increases were offset by the purchase of treasury shares under a stock repurchase program of $626,000 and by dividends declared on the Corporation's common stock of $530,000. Stockholders' equity therefore increased to $25.4 million at June 30, 1997.


RESULTS OF OPERATIONS:

Net income for the six months ended June 30, 1997 was $1,041,000, an increase of $108,000 or 11.6% over the net income for the six months ended June 30, 1996. This represents earnings per share (fully diluted) of $0.84 versus $0.74 for the same period in 1996.

Total interest income for the six months ended June 30, 1997 was $8,659,000, compared to $7,915,000 for the same period in 1996. This increase ($744,000 or 9.4%)is generally the result of larger loan and investment balances carried during the first six months of 1997.

Total interest expense for the six months ended June 30, 1997 was $5,022,000, compared to $4,469,000 for the same period in 1996. This increase ($553,000 or 12.4%) is generally attributable to the higher levels of deposits and borrowings carried during the first six months of 1997, as OHSL strives to increase its market share of lending and deposit products and to take advantage of spread opportunities as described above.

While both interest income and interest expense increased during the first six months of 1997, net interest income for the six months ended June 30, 1997 totaled $3,637,000, an increase of $191,000 or 5.5% over the same period in 1996.

The Corporation's provision for loan losses totaled $22,000 for the six months ended June 30, 1997, compared to $4,000 for the same period in 1996. While the credit quality of the Company's loan portfolio continues to be considered excellent by management, the present growth of the loan portfolio and the desire of the Company to modestly increase its originations of multi-family, non-residential and consumer loans necessitates a modest increase in the provision for loan losses.

Noninterest income for the six months ended June 30, 1997 was $185,000, compared to $154,000 for the same period in 1996. This increase ($31,000 or 20.1%) is largely attributable to a net gain of $31,000 realized during the first six months of 1997 on loans originated for sale, compared to a net loss of $12,000 on such loans during the same period in 1996. Additionally, the Company generated higher levels of commission income from its subsidiary, CFSC, Inc., during the six months ended June 30, 1997 when compared to the same period in 1996. CFSC markets mutual fund and annuity products to the customers of the Company and to other area
residents.   Due to staffing difficulties encountered in the
second quarter of 1997, future commission levels remain uncertain.

Noninterest expense for the six months ended June 30, 1997 was $2,214,000, compared to $2,164,000 for the same period in 1996. This increase ($50,000 or 2.3%) results from increases in salaries and employee benefits expense of $56,000, occupancy and equipment expense of $97,000, and other operating expenses of $113,000, offset by reductions in computer service expense of $92,000 and deposit insurance assessments of $124,000.

The above increase in salaries and employee benefits expense is primarily the result of the hiring of personnel in 1997 to fill positions which were vacant in the same period of 1996, coupled with merit increases to the Company's staff. Occupancy and equipment expense increased as the result of the Company's decision to handle its data processing operations internally. During 1996, the Company utilized the services of an outside data processing vendor. This change involves additional expenses in the areas of maintenance contracts and depreciation expense on equipment purchased as a result of this change. The Company does, however, realize a substantial cost savings in the area of computer service expense, as fees to outside vendors have been significantly reduced.

The Company's deposits are insured by the Savings Association
Insurance Fund ("SAIF").   As the result of legislation passed in
1996, the assessment rate paid by the Company in 1997 is approximately $0.065 per $100 of deposits, compared to $0.23 per $100 of deposits in 1996. Accordingly, the Company's expense in this area has declined substantially in the first half of 1997 when compared to 1996.

Other operating expenses increased over 1996 amounts due to increases in consulting fees, telephone expense, costs related to the Company's data processing conversion and to other miscellaneous expenses.

The income tax provision for the six months ended June 30, 1997 was $545,000, compared to $499,000 for the same period in 1996. This increase ($46,000 or 9.2%) is attributable to the higher level of pre-tax earnings generated in the first six months of 1997 when compared to the same period in 1996.

Liquidity:

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities which mature within defined periods, such as one-year maturity and five-year maturity obligations. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquid assets. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 5.0% of the Company's total assets (also as defined). At June 30, 1997, the Company's liquid assets totaled $9.1 million or 6.2%.

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





Capital Resources:

OHSL's equity capital totaled $25.4 million at June 30, 1997, an increase of $171,000 from December 31, 1996. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the first half of 1997 and the exercise of stock options, which were offset by the purchase of treasury stock and by dividends declared on the common stock.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills' compliance with these requirements at June 30, 1997 is summarized below:


                       Amount   Percent (%) of (000)
                                  Applicable Assets

  Tangible capital     $20,597        9.13 %
  Requirement            3,384        1.50 %

  Excess               $17,213        7.63 %



  Core capital         $20,597        9.13 %
  Requirement          9,023          4.00 %

  Excess               $11,574        5.13 %



  Risk-based capital   $21,106        19.24 %
  Requirement            8,774        8.00 %

  Excess               $12,332        11.24 %



At June 30, 1997, the book value per share of OHSL common stock was $21.21 based upon 1,195,950 outstanding shares.

                      PART II:  OTHER INFORMATION
                           OHSL FINANCIAL CORP.
                              JUNE 30, 1997


Item 1.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings.

Item 2.   CHANGES IN SECURITIES

          Not applicable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The Corporation held its annual meeting of stockholders on April 17, 1997.

            (b) The following matters were voted upon at the annual stockholders' meeting: election of the board of directors, the ratification of the appointment of Crowe, Chizek and Company LLP as auditors of the Company for the fiscal year ending December 31, 1997, and a stockholder proposal proposing that the stockholders of the Company urge its Board of Directors to "examine the company's position for the potential gain in shareholder value through the sale or merger of the company" and from that examination, produce a written report that describes how such a sale or merger would influence the value of the stock (the "Stockholder Proposal"). The number of votes cast for, against or withheld (as well as the number of abstentions) as to each matter are set forth below:

       Election of the following Directors for a three-year term:
                      For                      Withheld

               Kenneth L. Hanauer              1,014,972
36,547
               Thomas E. McKiernan             1,013,972
37,547
               Howard H. Zoellner              1,013,372
38,147

            Ratification of Crowe, Chizek & Company as auditors for fiscal year ending December 31, 1997:

                         For                   1,038,850
                         Against                   9,384
                         Abstain                   3,285


            Stockholder Proposal:

                         For                     189,845
                         Against                 569,534
                         Withheld                 30,411

            Further information regarding these matters may be found in the Company's Proxy Statement dated March 19, 1997 which is herein incorporated by reference.

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          On April 18, 1997, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the three months ended March 31, 1997.

          On May 30, 1997, the Registrant filed a Form 8-K to report the issuance of a press release announcing the payment of a cash dividend.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OHSL Financial Corp.


Date: August 12, 1997           By:/s/ Kenneth L. Haunauer

                                       Kenneth L. Hanauer
                                       President and Chief
Executive Officer
                                       (Principal Executive
Officer)


Date: August 12, 1997           By:/s/ Patrick J. Condren

                                       Patrick J. Condren
                                       Treasurer and Chief
Financial Officer
                                       (Principal Financial and
Accounting Officer)

OHSL Financial Corp.
Article 9 - Reg. S-X Information
Form 10-QSB
Quarter ended June 30, 1997
                                                            (000)
         Item No.      Description                         Amount

          9-03(1)      cash and due from banks              6,263

          9-03(2)      interest bearing deposits              100
          9-03(3)      federal funds sold                     680

          9-03(4)      trading account assets                   0
          9-03(6)      inv and mbs held for sale           11,509
          9-03(6)      inv and mbs HTM - carrying value    38,791
          9-03(6)      inv and mbs HTM - market value      38,577
          9-03(7)      loans                              166,421
          9-03(7)(2)   allowance for losses                   520
          9-03(11)     total assets                       230,035
          9-03(12)     deposits                           174,472
          9-03(13)     short term borrowings               11,532
          9-03(15)     other liabilities                    1,392
          9-03(16)     long term debt                      17,272
          9-03(19)     pfd. stock - mandatory red.              0
          9-03(20)     pfd. stock -no mand. red.                0
          9-03(21)     common stock                            14
          9-03(22)     other stockholders equity           25,353
          9-03(23)     total liab and stock. equity       230,035
          9-04(1)      int and fees on loans                3,442
          9-04(2)      int and div on investments             949
          9-04(4)      other interest income                   45
          9-04(5)      total interest income                4,436
          9-04(6)      interest on deposits                 2,196
          9-04(9)      total interest expense               2,613
          9-04(10)     net interest income                  1,823
          9-04(11)     prov. for loan losses                    6
          9-04(13)(h)  inv. securities gains/losses             0
          9-04(14)     other expenses                       1,150
          9-04(15)     income/loss before income tax          776
          9-04(17)     income/loss before ext. items          776
          9-04(18)     extraordinary items                      0
          9-04(19)     cum. change in acctg. prin               0
          9-04(20)     net income                             516
          9-04(21)     eps - primary                       $ 0.42
          9-04(21)     eps - fully diluted                 $ 0.42

Industry Guide 3 information:
-----------------------------
          I.B.5        net yield - int. earning assets       3.32%
          III.C.1(a)   non-accrual loans                       16
          III.C.1(b)   accruing loans 90 days or more         304
          III.C.1(c)   troubled debt restructurings             0
          III.C.2      potential problem loans                  0
          IV A.1       allow for loan losses - beg.           511
          IV A.2       total chargeoffs                         0
          IV A.3       total recoveries                         9
          IV A.4       allow for loan losses - end.           520
          IV B.1       loan loss allow - domestic loans       340
          IV B.2       loan loss allow - foreign                0
          IV B.3       loan loss allow - unallocated          180