Form 10QSB
period 1997-09-30
OHSL FINANCIAL CORP
filed 1997-11-12
CIK 893235

FORM 10-QSB
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


     [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For Quarter Ended September 30, 1997

     [ ]    Transition Report Pursuant to Section 13 or
            15 (d) of the Securities Exchange Act of 1934
            For the Transition Period From ______ to _______


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   CLASS                 SHARES OUTSTANDING AT SEPTEMBER 30, 1997

common stock, $.01 par value        1,196,017


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



              PART I:  FINANCIAL INFORMATION
              ITEM 1:  FINANCIAL STATEMENTS
                  OHSL FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands)

                                September 30,      December 31,
                                    1997               1996
ASSETS
Cash and due from banks           $    2,192     $    4,680
Short-term investments                 8,397          3,693
                                   ---------      ---------
Cash and cash equivalents             10,589          8,373
Interest-bearing balances with
financial institutions                   100            100
Held-to-maturity securities (market
value of $35,633 and $28,953)         35,592         29,162
Available-for-sale securities         11,101         13,969
Loans held for sale                    2,009            436
Loans receivable-net                 169,080        158,021
Office properties and equipment-net    2,239          2,398
Federal Home Loan Bank stock, at cost  1,601          1,518
Accrued interest receivable            1,522          1,371
Other assets                             767            320
                                   ---------      ---------
Total Assets                      $  234,600     $  215,668
                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                          $  181,319     $  169,486
Advances from Federal Home Loan Bank  25,749         19,116
Accrued interest payable                 309            215
Advances from borrowers for taxes
and insurance                            476            690
Other liabilities                      1,128            965
                                   ---------      ---------
Total Liabilities                 $  208,981     $  190,472




                PART I:  FINANCIAL INFORMATION
                ITEM 1:  FINANCIAL STATEMENTS
                     OHSL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
       (Dollars in thousands except per share data)

                                                     September 30,      December 31,
                                                          1997               1996
STOCKHOLDERS' EQUITY
Common stock, $ .01 par value, 3,500,000
shares authorized, 1,414,541 shares
issued at September 30, 1997 and 1,401,611
shares issued at December 31, 1996                 $       14          $       14
Additional paid-in capital                             13,913              13,652
Retained earnings                                      15,588              14,839
Unamortized cost of bank incentive plan                    (4)                (15)
Unearned shares held by employee
stock ownership plan                                     (400)               (475)
Treasury stock (178,970 and 147,351
shares at cost)                                        (3,473)             (2,751)
Net unrealized gain/(loss) on
available-for-sale securities                             (19)                (68)
                                                    ---------          -----------
Total Stockholders' Equity                             25,619              25,196
                                                    ---------          -----------

Total Liabilities and
Stockholders' Equity                               $  234,600          $  215,668
                                                    =========          ===========

    See accompanying notes to consolidated financial statements.


                         PART I:  FINANCIAL INFORMATION
                         ITEM 1:  FINANCIAL STATEMENTS
                             OHSL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands except per share data)

                                 Three months ended Sept. 30,         Nine months ended Sept 30,
                                      1997           1996               1997           1996
INTEREST INCOME
Loans, including related fees        $  3,554     $  3,263          $ 10,389       $  9,450
Short-term money market investments       112           46               200            228
Interest-bearing balances with
financial institutions                      1            1                 4             15
Mortgage-backed investments               457          352             1,327          1,125
Other investments                         382          447             1,245          1,206
                                     --------      -------           -------        -------
Total Interest Income                   4,506        4,109            13,165         12,024

INTEREST EXPENSE
Deposits                                2,306        2,097             6,615          6,112
Federal Home Loan Bank advances           413          310             1,126            764
                                     --------      -------           -------        -------
Total Interest Expense                  2,719        2,407             7,741          6,876
                                     --------      -------           -------        -------
NET INTEREST INCOME                     1,787        1,702             5,424          5,148

Less provision for loan losses             10           (2)               32              2
                                     --------      -------           -------        -------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                         1,777        1,704             5,392          5,146

NONINTEREST INCOME
Service charges and fees                   62           59               168            170
Net gain on loans
originated for sale                        16           25                47             13
Commission income                           3            2                27              9
Other income                               14           11                38             59
                                     --------       ------           -------         ------
                                           95           97               280            251
NONINTEREST EXPENSE
Salaries and employee benefits            579          579             1,724          1,668
Occupancy and equipment expense-net       165          154               504            396
Computer service expense                   36          117               107            280
Deposit insurance assessment               27        1,020                82          1,199
Franchise taxes                            84           82               251            249
Other operating expenses                  226          153               663            477
                                      -------       ------            ------          -----
                                        1,117        2,105             3,331          4,269
                                      -------       ------            ------          -----

                               PART I:  FINANCIAL INFORMATION
                               ITEM 1:  FINANCIAL STATEMENTS
                                  OHSL FINANCIAL CORP.
                         CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                          (Dollars in thousands except per share data)

                                   Three months
                                   ended Sept. 30,              Nine months
                                                                ended Sept. 30,
                                       1997           1996             1997           1996
INCOME BEFORE TAXES               $     755      $    (304)       $   2,341      $   1,128

Income tax provision                    254           (102)             799            397
                                   --------       ---------        --------       --------

NET INCOME(LOSS)                  $     501      $    (202)       $   1,542      $     731
                                   ========       =========        ========       ========
EARNINGS/LOSS PER SHARE (Note 3)  $    0.41      $   (0.16)       $    1.24      $    0.58
                                   --------       ---------        --------       --------

DIVIDENDS PER SHARE               $    0.22      $    0.19        $    0.66      $    0.57
                                   ========       =========        ========       ========




              See accompanying notes to consolidated financial statements.


                          PART I:  FINANCIAL INFORMATION
                          ITEM 1:  FINANCIAL STATEMENTS
                              OHSL FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)



                                                  Nine months ended Sept. 30,
                                                     1997             1996
Balance at January 1                             $  25,196        $  25,454

Net income                                           1,542              731

Amortization of cost of bank incentive plan             11               23

Purchase of treasury stock                            (722)            (431)

Stock options exercised                                130              100

Dividends on common stock                             (793)            (694)

ESOP shares earned during the period                   206              183

Change in net unrealized gain/(loss) on
available-for-sale securities                           49             (199)
                                                  --------         --------
Balance at September 30                          $  25,619        $  25,167
                                                  ========         ========



    See accompanying notes to consolidated financial statements.

                                 PART I:  FINANCIAL INFORMATION
                                 ITEM 1:  FINANCIAL STATEMENTS
                                      OHSL FINANCIAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                              Nine months ended September 30,
                                                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   1,542       $     731
Adjustments to reconcile net income to net
cash from operating activities                                    (532)            302
                                                              --------        --------
Net cash from operating activities                               1,010            1033


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest-bearing balances
with financial institutions                                          0             500
Purchase of held-to-maturity securities                        (16,984)        (12,699)
Purchase of available-for-sale securities                            0          (3,770)
Principal payments on held-to-maturity securities                1,553             620
Principal payments on available-for-sale securities              1,120           1,002
Proceeds from maturity of held-to-maturity securities            9,000           7,070
Proceeds from sales of available-for-sale securities             1,814           1,994
Loans made to customers net of payments received               (12,068)        (11,984)
Purchase of property and equipment                                 (96)         (1,045)
                                                              ---------        --------
Net cash from investing activities                             (15,661)        (18,312)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                          11,833          9,907
Payments on advances from Federal Home Loan Bank               (11,867)       (18,596)
Proceeds from Federal Home Loan Bank advances                   18,500         21,500
Net change in advances from borrowers
  for taxes and insurance                                         (214)          (130)
Cash dividends                                                    (793)          (694)
Purchase of treasury stock                                        (722)          (431)
Stock options exercised                                            130            100
                                                               --------      ---------
Net cash from financing activities                              16,867         11,656

Net change in cash and cash equivalents                          2,216         (5,623)

Cash and cash equivalents at beginning of period                 8,373         14,318
                                                              --------  -------
Cash and cash equivalents at end of period                  $  10,589  $8,695
                                                              ========  =======

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

3.    Earnings Per Share

Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock outstanding during the period, adjusted for the effect of common stock equivalents. The stock options outstanding are considered common stock equivalents. Weighted average shares outstanding are increased by the number of shares issuable under the options, assuming full exercise, and reduced by the number of shares that could, hypothetically, be reacquired using the proceeds from the exercise of those options. The weighted average number of shares outstanding for the three month periods ended September 30, 1997 and 1996 were 1,194,990 and 1,218,979, respectively. The weighted average number of shares outstanding for the nine month periods ended September 30, 1997 and 1996 were 1,199,131 and 1,221,376,
respectively.   The following table presents the number of shares
used to compute earnings per share for the periods indicated:

                                                          Fully
                                        Primary           Diluted

Three months ended September 30, 1997  1,234,385         1,235,439
Three months ended September 30, 1996  1,259,265         1,259,265

Nine months ended September 30, 1997   1,239,482         1,241,753
Nine months ended September 30, 1996    1,263,748         1,263,748



The Corporation's earnings(loss) per share are presented below:

                                                          Fully
                                       Primary           Diluted

Three months ended September 30, 1997   $  0.41           $  0.41
Three months ended September 30, 1996   $ (0.16)          $ (0.16)

Nine months ended September 30, 1997    $  1.24           $  1.24
Nine months ended September 30, 1996    $  0.58           $  0.58



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

                   PART I:  FINANCIAL INFORMATION
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS OHSL FINANCIAL CORP.
                         SEPTEMBER 30, 1997


FINANCIAL CONDITION:

Total assets increased from $215.7 million at December 31, 1996 to $234.6 million at September 30, 1997, an increase of $18.9 million or 8.8%. During the first nine months of 1997, cash and cash equivalents increased by $2.2 million, loans receivable (including loans held for sale) increased by $12.6 million and
held-to-maturity securities increased by $6.4  million.   These
changes were funded primarily by an $11.8 million increase in deposit accounts, a $6.6 million increase in advances from the Federal Home Loan Bank, and a reduction in available-for-sale securities of $2.9 million.

The above changes are largely the result of growth initiatives
adopted by the Company,   wherein the  Company  seeks to increase
its deposit base through a combination of new products and rate incentives to customers, as well as somewhat more aggressive lending and investment strategy.

Loans receivable, as noted above, increased $12.6 million in the first nine months of 1997. Due to the relatively low interest rate environment which existed throughout this period in 1997, strong mortgage loan originations have been experienced by the Company. The training of branch personnel in the loan origination process has also contributed to higher loan origination volumes in 1997.

Held-to-maturity securities increased by $6.4 million during the first nine months of 1997. During this time period, OHSL
purchased $17.0  million of held-to-maturity securities.    These
investments, which consist of $6.8 million of U.S. Agency obligations, a $5.0 million U.S. Agency mortgage-backed
security  and  a $5.2  million  U.S.   Agency  collateralized
mortgage obligation,   were generally acquired to take advantage of
a positive interest rate spread over the related borrowing cost or to meet liquidity requirements. The increases noted above in both deposit accounts and Federal Home Loan Bank borrowings were a direct result of these investment activities.

The stockholders' equity of OHSL increased by $423,000 during the first nine months of 1997. The major components of this increase
are the Corporation's net income of $1,542,000   and the exercise
of  stock  options during the period by the  Corporation's
directors,   officers  and employees of $130,000.   These increases
were somewhat offset by the purchase of treasury shares under a stock repurchase program of $722,000 and by dividends declared on
the  Corporation's common  stock  of  $793,000.   Stockholders'
equity therefore increased to  $25.6   million  at September 30,
1997.


RESULTS OF OPERATIONS:

Net income for the nine months ended September 30, 1997 was $1,542,000, an increase of $811,000 or 110.9% over the net income
for the nine months ended September 30,  1996.   This  represents
earnings  per share (fully diluted)  of $1.24  versus $0.58  for the
same period in 1996.   This increase  is  largely due to the absence
of the special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") which was recorded during the quarter ended Spetember 30, 1996.

Total interest income for the nine months ended September 30, 1997 was $13,165,000, compared to $12,024,000 for the same period in
1996.   This increase ($1,141,000  or 9.5%) is generally the result of larger loan and investment balances carried during the first nine months of 1997.

Total interest expense for the nine months ended September 30, 1997
was $7,741,000, compared to $6,876,000   for  the  same period in
1996.   This increase ($865,000  or 12.6%)   is  generally
attributable to the higher levels of deposits and borrowings carried during the first nine months of 1997, as OHSL strives to increase its market share of lending and deposit products and to take advantage of spread opportunities as described above.

While both interest income and interest expense increased during the first nine months of 1997, net interest income for the nine months ended September 30, 1997 totaled $5,424,000, an increase of $276,000 or 5.4% over the same period in 1996.

The Corporation's provision for loan losses totaled $32,000  for the
nine months ended September 30,   1997,  compared to $2,000  for the
same period in 1996.   While the  credit quality of the Company's
loan portfolio continues to be considered excellent by management, the present growth of the loan portfolio and the desire of the Company to modestly increase its originations of multi-family, non-residential and consumer loans necessitates an increase in the provision for loan losses.

Noninterest  income  for the nine months ended September 30,  1997
was $280,000,   compared  to $251,000 for the same period in 1996.
This increase ($29,000 or 11.6%) is largely attributable to a net gain of $47,000 realized during the first nine months of 1997 on
loans originated for sale,   compared  to  a  net  gain of $13,000
on such loans during the  same  period  in  1996.  Additionally, the Company generated higher levels of commission income from its subsidiary, CFSC, Inc., during the nine months ended September
30, 1997 when compared to the same period in 1996.    CFSC  markets
mutual  fund and annuity products to the customers of the Company
and  to other  area residents.   Presently,  the Company has
terminated its relationship with its mutual fund  / annuity
provider.   Management believes that a new provider will be selected
during the fourth quarter of 1997 and that the revenue stream from this activity will again be realized shortly thereafter.

Noninterest  expense for the nine months ended September 30,  1997
was $3,331,000,  compared to $4,269,000   for  the  same period in
1996.    This decrease ($938,000  or  22.0%)   is  largely
attributable to a decrease in the Company's deposit insurance assessment which is assessed by the Federal Deposit Insurance
Corporation ("FDIC").   This decrease totaled $1,117.000  for  the
nine months ended September 30,  1997.   A decrease in computer
service expense of $173,000  was also  realized  during  this time
period when compared to 1996.    These  cost  reductions  were
somewhat  offset  by  increases  in  salaries and benefits expense
of $56,000,    occupancy  and
equipment expense of $108,000, and other operating expenses of $186,000.


The increase in salaries and employee benefits expense is primarily the result of the hiring of personnel in 1997 to fill positions which were vacant in the same period of 1996, as well as staffing needs for the data processing area, as discussed more fully below.
 Merit increases to the  Company's staff also contributed to the
increase in this area.    Occupancy  and  equipment expense
increased  primarily  as  the  result of the Company's  decision  to
handle  its  data processing operations internally.   During 1996,
the Company utilized the services of an outside data processing
vendor.   This change involves additional expenses in the areas of
salaries and benefits expense, maintenance contracts and depreciation expense on equipment purchased as a result of this
change.   The Company does,  however,   realize a substantial cost
savings in the area of computer expense, as fees to outside vendors have been significantly reduced.

The Company's deposits are insured by the SAIF, which is administered by the FDIC . As the result of legislation passed in 1996, the Company paid a one-time charge of approximately
$900,000.   The assessment rate paid by the Company in 1997  was
reduced to  approximately $0.065 per  $100   of deposits,  compared
to $0.23  per $100  of deposits in 1996.   Accordingly,   the
Company's expense in this area has declined substantially throughout 1997 when compared to 1996.

Other operating expenses increased over 1996 amounts largely due to additional costs incurred as part of the Company's data processing conversion and to increases in consulting fees, telephone expense, loan expenses and other miscellaneous expenses.

The income tax provision for the nine months ended September 30, 1997 was $799,000, compared to $397,000 for the same period in 1996. This increase ($402,000 or 101.3%) is attributable to the substantially higher level of pre-tax earnings generated in the first nine months of 1997 when compared to the same period in 1996.

Liquidity:

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities which mature within defined periods, such as one-year maturity and five-year
maturity obligations.   Federal regulations require the
Corporation's subsidiary,  Oak Hills Savings and Loan Company, F.A.,
to maintain  certain  minimum levels of liquid assets.   Generally,
current federal regulations require the liquid assets (as defined) of the Company to be 5.0% of the Company's total assets (also as
defined).   At September 30, 1997,  the Company's liquid assets
totaled $9.4 million or 7.7%.

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



Capital Resources:

OHSL's equity capital totaled $25.6 million  at September 30, 1997,
an increase of $423,000 from December  31,  1996.   As discussed
more fully in the Financial  Condition section,   the  major
components of  this  increase include the net income for the first
nine months of 1997   and the exercise of stock options,  which were
partially offset by the purchase of treasury stock and by dividends declared on the common stock.

Federal  regulations  require  savings  associations  to  maintain
certain  minimum  levels  of regulatory capital.   Regulations
currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%.
 Oak Hills' compliance with these requirements at September 30, 1997 is summarized below:

                              Amount             Percent (%) of
                               (000)           Applicable Assets

Tangible capital              $21,129                  9.17 %
Requirement                     3,456                  1.50 %
                               ------                 ------

Excess                        $17,673                  7.67 %
                               ======                 =====


Core capital                  $21,129                  9.17 %
Requirement                     9,216                  4.00 %
                              -------                ------
Excess                        $11,913                  5.17 %
                              =======                ======

Risk-based capital            $21,647                 17.42 %
Requirement                     9,940                  8.00 %
                              -------                ------
Excess                        $11,707                  9.42 %
                              =======                ======



At  September 30,  1997,  the book value per share of OHSL common
stock was $21.42   based  upon 1,196,017  outstanding shares.


                       PART II:  OTHER INFORMATION
                         OHSL FINANCIAL CORP.
                         SEPTEMBER 30, 1997


Item 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings.

Item 2.   CHANGES IN SECURITIES

Not applicable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Item 5.   OTHER INFORMATION

None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

On August 13, 1997, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the six months ended June 30, 1997.

On September 8, 1997,the Registrant filed a Form 8-K to report the issuance of a press release announcing the payment of a cash dividend.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OHSL Financial Corp.


Date: October 31, 1997   By: /s/ Kenneth L. Hanauer
                             Kenneth L. Hanauer
                             President and Chief Executive Officer
                            (Principal Executive Officer)


Date: October 31, 1997    By: /s/ Patrick J. Condren
                              Patrick J. Condren
                              Treasurer and Chief Financial Officer
                       (Principal Financial and Accounting Officer)