Form 10KSB40
period 1997-12-31
OHSL FINANCIAL CORP
filed 1998-04-01
CIK 893235

SECURITIES AND EXCHANGE COMMISSION
                          PRIVATE
                  Washington, D.C.20549

                        FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

       For the fiscal year ended December 31, 1997

                             OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from _____ to _____

                 Commission file number 0-20886.

                     OHSL FINANCIAL CORP.
    (Exact Name of Registrant as Specified in its Charter)

Delaware                       31-1362390          State or other
jurisdiction of       (I.R.S.Employer Identification No.)
     incorporation or organization)

     5889 Bridgetown Road, Cincinnati, Ohio            45248
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     As of February 28, 1998, the Registrant had issued and outstanding 1,241,449 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998, was $35.0 million.
(The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

     The following documents are incorporated by reference: Parts II and IV of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1997 and Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Stockholders to be held in 1998.


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

     Oak Hills serves the financial needs of families and local businesses in its primary market area, southwest Hamilton County, Ohio through its main office located at 5889 Bridgetown Road, Cincinnati, Ohio and four branch offices located on the west side of Cincinnati. At December 31, 1997, OHSL had $238.9 million in assets, deposits of $184.7 million and shareholders' equity of $26.0 million.

     As a community oriented financial institution, Oak Hills seeks to serve the financial needs of the families and community businesses in its market areas. The Company is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential loans in its primary market area. To a lesser extent, the Company also originates multi-family, commercial real estate, consumer, construction and commercial business loans. In addition, the Company invests in mortgage-backed investments, investment grade securities and short-term liquid assets. The Company also offers a Visa/MasterCard program to its customers in conjunction with another financial institution. Finally, the Company offers, on an agency basis through its subsidiary, mutual fund, annuity products and financial planning services to its customers. See "Lending Activities" and "Subsidiary Activities."

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

     OHSL's main office is located at 5889 Bridgetown Road, Cincinnati, Ohio. The Company's telephone number is (513) 574-3322.

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



Lending Activities

General. The principal lending activity of the Company is originating for its portfolio first mortgage loans secured by owner-occupied one- to four-family residential properties located in its primary market areas. In addition, in order to provide more comprehensive financial services to families and community businesses in the Company's primary market area, OHSL also originates multi-family, commercial real estate, consumer, construction and commercial business loans. See"-Originations, Purchases and Sales of Loans."

Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio (excluding loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.


                                            December 31,
                          1993       1994      1995      1996        1997
                         Amount     Amount    Amount    Amount      Amount
                         ------     ------    ------    ------      ------

                                      (Dollars in Thousands)

Real Estate Loans:

One- to four-family... $ 85,880   $ 98,857   $ 99,782   $113,373   $124,334

Non-residential.......   17,585     17,108     16,945     17,091     17,763

Multi-family.........    10,111      9,441      9,630     11,598     12,874

Construction or
  development...         11,795      9,217     11,115      9,866      9,366
                         ------     -------   -------    -------    -------
Total real estate
  loans...              125,371    134,623    137,472    151,928    164,337
                        ------     -------    -------    -------    -------
Other Loans:Consumer Loans:
Home equity............   3,007      2,915      2,949      3,411      4,132
Student................   1,578      1,798        386        285        257

Automobile.............     555      1,167      3,045      4,091      4,070

Deposit................     437        268        248        223        218

Home improvement......      305        404        472        478        577

Other...............        985        886      1,397      2,184      1,343
                         ------    -------    -------    -------    -------
Total consumer loans....  6,867      7,438      8,497     10,672     10,597

Commercial business
  loans...                  315        384        350        340        739
                         ------    -------    -------    -------    -------

Total other loans....     7,182      7,822      8,847     11,012     11,336
                         ------    -------    -------    -------    -------

Total loans receivable. 132,553    142,445    146,319    162,940    175,673
Less:
Loans in process.......   5,971      3,957      3,116      4,065      3,203
Deferred fees and
  discount                  937        753        537        355        173
Allowance for loan losses.  501        507        515        499        529
                         ------    -------    -------    -------    -------

Loans receivable, net..$125,144   $137,228   $142,151   $158,021   $171,768
                        =======    =======    =======    =======    =======


      The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.




                                            December 31,
                                            ------------
                          1993       1994      1995      1996        1997
                         Amount     Amount    Amount    Amount      Amount
                         ------     ------    ------    ------      ------

                                      (Dollars in Thousands)

Fixed-Rate Loans:
Real estate:
  One- to four-family..$ 46,086   $ 51,037   $ 62,178   $ 73,523   $ 80,061
Multi-family and
  commercial..            3,177      3,220      1,947      4,346      4,595
                         ------     ------     ------     ------     ------
     Total real estate
       loans...          49,263     54,257     64,125     77,869     84,656
 Consumer.............    3,158      3,725      5,204      6,839      6,270
 Commercial business....    103         70         57         54        111
                         ------     ------     ------     ------     ------
    Total fixed-rate
       loans.....        52,524     58,052     69,386     84,762     91,037
Adjustable-Rate Loans:

Real estate:

One- to four-family..... 39,794     47,820     37,604     39,850     44,273
 Multi-family and
    commercial..         24,519     23,329     24,628     24,343     26,042
Construction or
  development..          11,795      9,217     11,115      9,866      9,366
                        -------     ------     ------     ------     ------
     Total real estate
        loans...         76,108     80,366     73,347     74,059     79,681
 Consumer............     3,709      3,713      3,293      3,833      4,327
 Commercial business.....

    Total adjustable-rate
     loans...............   212        314        293        286        628
                        -------     ------     ------     ------     ------

         Total loans... 132,553    142,445    146,319    162,940    175,673


Less:
Loans in process.......   5,971      3,957      3,116      4,065      3,203
 Deferred fees and
    discounts...            937        753        537        355        173
 Allowance for loan losses. 501        507        515        499        529
                        -------     ------     ------     ------     ------
    Loans receivable,
       net......       $125,144   $137,228   $142,151   $158,021   $171,768
                        =======    =======    =======    =======    =======

  The following schedule sets forth the contractual maturity of the Company's loan portfolio at December 31, 1997. Loans which have adjustable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.




                                    Real Estate
                                    -----------

                             Multi-Family     Construction             Commercial
                             ------------     ------------             ----------
               One-to-Four-           and               or   Consumer    Business    Total
               ------------           ---               --   --------    --------    -----
                   Family      Commercial      Development
                   ------      ----------      -----------

                   Amount        Amount           Amount      Amount      Amount    Amount
                   ------        ------           ------      ------      ------    ------
                                    (Dollars In Thousands)

Due During
Years Ending
December 31,
------------
1998(1)......   $ 34,087        $12,712          $ 9,366     $ 4,801       $662     $ 61,628
1999 and 2000.    18,412         13,844              --        1,259         23       33,538
2001 and 2002.     7,154          2,110              --        3,311         19       12,594
2003 to 2007..    23,440          1,719              --          989         16       26,164
2008 to 2017..    21,332            252              --          237         19       21,840
2018 and
following....     19,909            --               --          --          --       19,909
                  ------         ------            -----      ------        ---      -------
     TOTAL...   $124,334        $30,637           $9,366     $10,597       $739     $175,673
                 =======         ======            =====      ======        ===      =======

(1)  Includes demand loans and loans having no stated maturity.

     Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1997, based on the above 15% limitation, the Company's regulatory loan-to-one borrower limit was approximately $3.1 million. The Company had no borrowers with aggregate loan balances in excess of the regulatory limits at December 31, 1997. See "Regulation - Federal Regulation of Savings Associations."

     Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. All loans greater than $1.0 million must be approved by the Board of Directors. Generally, mortgage related loans greater than $300,000 and less than $1.0 million are approved by the Executive Committee of the Board of Directors. Mortgage related loans up to $300,000 are approved by a management committee.

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

One- to Four-Family Residential Real Estate Lending

     The cornerstone of the Company's lending program has long been the origination of long term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 1997, $124.3 million, or 70.8% of the Company's gross loan portfolio consisted of permanent loans on one- to four-family residences. Virtually all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "- Originations and Purchases of Loans."



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

     The Company's loans are underwritten and documented to permit their sale, consistent with the Company's asset/liability management objectives. The Company typically retains the servicing of loans sold. The Company's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., Federal Home Loan Mortgage Corporation ("FHLMC") standards). Most of the Company's fixed-rate residential loans have original contractual terms to maturity of 15 to 30 years. During 1997, the Company sold $4.5 million of fixed-rate, one- to four-family loans in the secondary market, representing approximately 20.3% of originations of this type.

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

Multi-Family and Commercial Real Estate Lending

     The Company has long made permanent multi-family and commercial real estate loans in its primary market area. At
December 31, 1997, the Company had $30.6 million in multi-family and commercial real estate loans, representing 17.4% of the Company's gross loan portfolio.

     The Company's multi-family portfolio includes loans secured by residential buildings located primarily in the Company's primary market area. The Company's commercial real estate portfolio consists of loans on a variety of non-residential properties including small shopping centers, office buildings and manufacturing facilities and warehouses.

     The Company has originated both adjustable-rate and fixed-rate multi-family and commercial real estate loans. Rates on the Company's adjustable-rate, multi-family and commercial real estate loans generally adjust in a manner consistent with the Company's ARMs except that the Company establishes a floor rate for commercial real estate loans. Some loans may contain prepayment penalties.

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

     Multi-family residential and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1997, the Company had two commercial real estate loans (combined principal balance of $208,000) which were 90 days or more delinquent and one commercial real estate loan (principal balance of $55,000) which was on non-accrual status. Losses, if any, on the resolution of these delinquent commercial real estate loans are expected to be minimal.

Construction and Development Lending

     The Company makes construction loans to individuals for the construction of their residences and, on occasion, loans to builders or developers for the acquisition of land and the construction or development of small- or medium-sized projects.

     Loans to individuals for the construction of their residences and the acquisition of land typically run for eight months with a possible extension of up to an additional one year. The borrower is not required to pay principal during the construction period, but must pay interest. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1997, the Company had committed to fund $8.4 million of one- to four-family residential construction loans, with outstanding balances totaling $5.2 million, which includes both loans to builders/developers and loans directly to owner/occupants.
Subject to future market conditions, the Company intends to continue its construction lending activities to persons intending to be owner-occupants.

     As noted, the Company also originates construction loans to builders and developers for the construction of one- to four-family residences and commercial real estate and the acquisition and development of one- to four-family lots in the Company's primary market area. Construction loans to builders of one- to four-family residences generally carry terms of up to twelve months and generally do not permit the payment of interest and loan fees from loan proceeds. At December 31, 1997, the Company had approximately $6.8 million in approved construction loans to builders and developers, all of which will be utilized for the construction of one- to four-family residences, including condominium projects.


     Most of the Company's construction loans have been originated with fixed rates of interest while lot loans may carry adjustable or fixed interest rates. Construction loans are generally made in amounts of up to a maximum loan-to-value ratio of 80% (75% in the case of commercial real estate). Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property. The Company obtains personal guarantees for substantially all of its construction loans. Personal financial statements of guarantors are also generally obtained as part of the Company's loan underwriting. Virtually all of the Company's construction loans are located in its primary market area.

     The Company's construction or development loan agreements provide that loan proceeds are disbursed in increments as construction progresses. In the case of large construction loans, the amount of each disbursement is based on the construction cost estimate of an independent architect, engineer or qualified inspector who inspects the project in connection with each disbursement request. The Company periodically reviews the progress of the underlying construction project.

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

     The Company's construction loans to persons other than owner-occupants generally involve larger principal balances than do its one- to four-family residential loans.
     The table below sets forth, by type of property, the number and amount of the Company's construction loans at December 31, 1997.




                                            Total      Outstanding
                               Number       Loan        Principal
                              of Loans    Commitment     Balance
                              --------    ----------   -----------
                                    (Dollars in Thousands)
One- to four-family
 residential(1)..............    31        $ 8,366       $ 5,183
Multi-family residential.....    --           --            --
Non-residential..............     2          1,000           980
                               ----          -----         -----
Total construction or
    development loans........    33        $ 9,366       $ 6,163
                               ====          =====         =====

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

     Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, the Company has increased its consumer lending in recent periods. See "Management's Discussion and Analysis of Financial Condition - Asset/Liability Management" in the Annual Report to Stockholders.

     The Company currently originates substantially all of its consumer loans in its market area. At December 31, 1997, the Company's consumer loans totalled $10.6 million or 6.0% of the Company's loan portfolio.

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

     The Company's second mortgage and home equity loans are generally limited to $100,000. The Company uses the same underwriting standards for second mortgage loans and home equity lines of credit as it uses for one- to four-family residential mortgage loans. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. At December 31, 1997, the Company had $4.1 million of home equity lines of credit and an additional $4.6 million of additional funds committed, but undrawn, under such lines. Second mortgage loans may carry fixed or adjustable interest rates.At December 31, 1997, the Company had $1.8 million of second mortgage loans, all of which are classified in the Company's financial reports as one- to four-family residential loans.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low ($38,000 was on non-accrual status at December 31, 1997), there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

     Federally chartered savings institutions, such as Oak Hills, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

     The Company engages in a limited amount of commercial business lending activities, generally with its existing customers. At December 31, 1997, the Company had $739,000 in commercial business loans outstanding, representing less than one percent of the Company's gross loan portfolio.
     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Originations, Purchases and Sales of Loans

     The Company originates real estate and other loans through employees located at each of the Company's offices. Walk-in customers and referrals from real estate brokers and builders are also important sources of loan originations. The Company utilizes the services of mortgage brokers with respect to the origination of single family, multi-family and/or commercial real estate loans. Such loans are underwritten to the same standards as similar loans originated by the Company. Additionally, such loans are normally located within the Company's primary market area.

     In order to supplement its loan production, the Company may purchase loans from third parties, generally other savings associations or mortgage brokers. The Company will continue to evaluate loan purchase opportunities as they arise and may make purchases in the future depending on market conditions.

     The Company will periodically sell its residential real estate loans consistent with its asset/liability objectives. When loans are sold, the Company generally retains the responsibility for servicing the loan. Loan servicing fees associated with sold loans for which the Company has retained the servicing are at market rates, generally between .25% and .375%, and are based upon the loan balances outstanding. At December 31, 1997, approximately $15.5 million of Oak Hills' loan portfolio was serviced by others and the Company serviced $26.0 million of loans for others.

     The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated. Loans originated for sale are included in this table at their current market value at December 31, 1997.




                                         Year Ended December 31,
                                       -------------------------
                                        1995      1996      1997
                                       ------    ------    ------
                                        (In Thousands)
Originations by type:
Adjustable-rate:
Real estate - one- to four-family...  $ 7,781   $17,025  $22,164
          - multi-family..........        950     9,931    4,575
          - commercial............      2,397     6,544    1,162
Non-real estate - consumer..........      115       156       99
                - commercial
                     business.........    105       257     1,122
                                       ------    ------    ------
         Total adjustable-rate........ 11,353    33,913    29,122
Fixed-rate:
Real estate - one- to four-family...   11,458    17,873    22,345
          - multi-family..........       ---      1,285       765
          - commercial............      2,106     2,587     4,446
Non-real estate - consumer..........    3,667     2,587     2,198
                                       ------    ------    ------
    Total fixed-rate.............      17,231    22,517    29,754
                                       ------    ------    ------

    Total loans originated.......      28,584    56,430    58,876
Purchases:  Real estate - one- to
                        four-family...    ---     ---       ---
          - multi-family..........        ---     ---       ---
          - commercial............        ---     ---       ---
         Total purchases..............    ---     ---       ---
Sales:  Real estate - one- to
                  four-family...        1,731     2,809     4,525
           - multi-family..........       ---     ---      ---
           - commercial............       ---     ---      ---
           - consumer..............     1,814       573       427
                                       ------    ------    ------
      Total loan sales.............     3,545     3,382     4,952
  Principal repayments................ 20,865    36,993    40,897
                                       ------    ------    ------
      Total repayments.............    24,410    40,375    45,849
                                       ------    ------    ------
Increase in principal
 balance..............................  4,174    16,055    13,027
Increase (decrease) in other items,
 net..................................  1,049      (751)    1,014
                                       ------    ------    ------
Net increase.................          $5,223   $15,304   $14,041
                                       ======   =======   =======

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured in the shortest possible time.In the case of residential loans, a late notice is mailed upon the expiration of the 15 day grace period. A follow-up phone contact is attempted if the payment is not received within 10 days of this mailing. A collection letter is mailed if the account remains past due at 30 days. If payment is not received by the 45th day of delinquency, a second, more strongly worded collection letter is sent. A request for a meeting is made if the account is not paid by the 60th day of delinquency. Every attempt is made to determine the borrower's ability and willingness to cooperate in curing the delinquency. If the account is still delinquent after 75 days, a default notice is sent by certified mail. If by the 105th day of delinquency the account is still in default, the account will be reviewed for possible foreclosure action. Foreclosure is always viewed as a last resort. A decision as to whether and when to initiate foreclosure proceedings is made by the Loan Committee. This decision is then reviewed with the Board of Directors at their next regular monthly meeting.

     The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Ohio consumer protection laws.

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value. At December 31, 1997, no such real estate owned was held by the Company.


The following table sets forth the Company's loan delinquencies by type and amount at December 31, 1997

                  Past Due and Still Accruing:
              ----------------------------------
                                                                         Total
              60-89 Days      90 Days and Over  Non-accrual Loans  Delinquent Loans
              --------------  ----------------  -----------------  ----------------
                                                                                   Percent
                                                                                   of Loan
              Number  Amount  Number  Amount     Number  Amount    Number  Amount  Category
              ------  ------  ------  ------     ------  ------    ------  ------  --------
                               (Dollars in Thousands)
Real Estate:
One- to four-
   family..    11    $  284     5     $ 424        --     $ ---      16    $  708    .57%
Multi-family... 1        78     --       --        --       ---       1        78    .61

Commercial...  --       ---     2       208         1        55       3       263   1.48

Construction or
   development.--       ---     --       --        --       ---     ---        --    ---

Consumer....... 2         5     --       --         7        38       9        43    .41
Commercial
  Business     --       ---     --       --        --       ---     ---        --    ---
              ---     -----    ---    -----       ---      ----     ---    ------   ----
Total......... 14    $  367     7     $ 632         8     $  93      29    $1,092    .62%
               ==     ====     ===    =====       ===     =====    ====    ======   =====

/TABLE

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

     On the basis of management's review of its assets, at December 31, 1997, the Company had classified a total of $1,009,000 of its loans, as follows:



                    One- to     Multi-Family
                    Four        and Commercial
                    Family      Real Estate      Consumer   Total
                    -------     ------------     ---------   -----

                       (In thousands)
Special Mention...   $  122      $ ---            $ ---    $  122
Substandard..           585        248               36       869
Doubtful.......         ---         15                3        18
Loss..............      ---        ---              ---       ---
                     ------      -----            -----    ------
                     $  707      $ 263            $  39    $1,009
                     ======      =====            =====    ======

The Company's classified assets consist of the non-performing loans and other assets of concern discussed herein. As of the date hereof, management believes that these asset classifications re consistent with those of the OTS and FDIC.

Non-Performing Assets.  The following table sets forth the amounts and categories of non-performing assets in the Company's loan portfolio.  Loans are reviewed quarterly and delinquent loans may be placed on non-accrual status, consistent with the Company's classification policies.  Real estate loans are placed on
nonaccrual status when either principal or interest is over 90 days past due, respectively, unless, in the judgement of
management, the loan is owner-occupied, well collateralized and in the process of collection.  Consumer loans are placed on non-accrual status if they remain delinquent after 90 days.  If a loan is deemed uncollectible by management, it is charged off.  For all years presented, the Company has had no troubled debt
restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  The amount of interest lost on non-accruing loans is not significant.




                                  At December 31,
                                         ---------------
                              1993     1994    1995    1996   1997
                             ----     -----   -----   ----   ----

                                      (Dollars in Thousands)
Non-accruing loans:
Commercial real estate.....$  ---   $  224   $  44   $  --- $  55
Consumer.....................  28       34      47       44    38
Commercial business.......... ---      ---     ---       46   ---
                             ----    -----    ----     ----  ----
    Total....................  28      258      91       90    93
                             ----    -----    ----     ----  ----
Accruing loans delinquent 90
days or more:  One- to
               four-family....279      668     572      807   424
Multi-family................. ---      ---     ---       80    --
Commercial Real Estate....... ---       67     ---      ---   208
                             ----    -----    ----     ----  ----
    Total.....................279      735     572      887   632
                             ----    -----    ----     ----  ----
Foreclosed assets:  One- to
                  four-family.---      ---     ---      ---   ---
                             ----    -----    ----     ----  ----
    Total.................... ---      ---     ---      ---   ---
                             ----    -----    ----     ----  ----
Total non-performing
     assets................$  307   $  993   $ 663   $  977 $ 725
                            =====    =====    ====    =====  ====
Total as a percentage of
  total assets.............   .18%     .56%    .32%     .45%  .30%
                            =====     ====    ====    =====  ====

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

     As of December 31, 1997, there were $122,000 of one- to four-family residential loans which are being monitored by management because they are delinquent between 30 and 89 days. There were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.
     Loan Loss Reserve Analysis. The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated.


                               Year Ended December 31,
                             ---------------------------
                            1993     1994     1995   1996   1997
                            ----     ----     ----   ----   ----
                                 (Dollars in Thousands)
Balance at beginning of
  period................   $ 454    $ 501    $ 507   $ 515  $ 499
Charge-offs: One- to
  four-family..........      ---      ---      ---      22    ---
Commercial business..........---      ---      ---       3      2
Consumer..................... 11        7      ---     ---     --
  Recoveries:  Consumer......---        3      ---     ---    ---
                            ----     ----     ----    ----   ----
Net charge-offs...............11        4      ---      25      2
Provision charged to
 operations.................. 58       10        8       9     32
                            ----     ----     ----    ----   ----
Balance at end of period.. $ 501    $ 507    $ 515   $ 499  $ 529
                            ====     ====     ====    ====   ====
Ratio of net charge-offs during
 the period to average loans
 outstanding during
 the period.                 .01%     .01%     ---%   .02%   ----%
                            ====     ====     ====    ====   ====
Ratio of the allowance for loan
 losses to non-performing loans
 at the end of the period.163.2%    51.1%     77.7% 51.1%    73.0%
                            ====     ====     ====    ====   ====
Ratio of the allowance for loan
 losses to net loans (including
 loans held for sale) at the
 end of the period......... .39%     .37%     .36%   .32%     .31%
                            ====     ====     ====    ====   ====

      The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:



                                                   December 31,

                       1993             1994             1995            1996          1997
                        Percent          Percent          Percent         Percent       Percent
                        of Loans         of Loans         of Loans        of Loans      of Loans
                        In Each          in Each          in Each         in Each       in Each
                        Category         Category         Category        Category      Category
                        To Total         to Total         in Total        in Total      in Total
                 Amount  Loans   Amount   Loans    Amount  Loans   Amount  Loans   Amount  Loans
                 ------  ------- ------   -------  ------  ------- ------  ------- ------  -----
                                                     (Dollars in Thousands)
One- to
  four-family...$  180   64.8%   $  228   69.4%      222    68.2%  $  214   69.6%  $  220  70.8%
Multi-family.....   15    7.6        10    6.6        13     6.6       11    7.1       16   7.4
Commercial real
  estate...         60   13.3        62   12.0        46    11.6       61   10.5       63  10.1
Construction
or development       5    8.9         8    6.5        10     7.6        5    6.1        5   5.3
Consumer..........  28    5.2        25    5.2        31     5.8       33    6.5       35   6.0
Commercial
  business..         1     .2        --     .3        --      .2       --     .2       --    .4
Unallocated....... 212     --       174     --       193      --      175     --      190    --
                  ----  -----     -----  -----     -----   -----    -----  -----    ----- -----
  Total.....    $  501  100.0%   $  507  100.0%   $  515   100.0%  $  499  100.0%  $  529 100.0%
                 ===== ======     ===== ======     =====   =====    ===== ======    ===== =====

Investment Activities

     As part of its asset/liability management strategy, the Company regularly invests in U.S. government and agency obligations, mortgage-backed securities, collateralized mortgage obligations, investment grade corporate obligations and mutual funds registered with the U.S. Securities and Exchange Commission
("SEC") under the Investment Company Act of 1940, and interest-bearing deposits. At December 31, 1997, the Company did not own any securities of a single issuer which exceeded 10% of the Company's retained earnings, other than federal agency obligations.

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

     At December 31, 1997, OHSL's securities portfolio had a total book value of $44.6 million. Of that total, $14.0 million are Federal Agency obligations, $13.9 million are collateralized mortgage obligations (which are securities derived by reallocating cash flows from other mortgage instruments), $12.3 million are mortgage-backed securities and $4.4 million are other obligations (consisting primarily of tax-free obligations, corporate bonds and mutual funds).

     At December 31, 1997, the majority OHSL's mortgage-backed securities are held in its available-for-sale portfolio and accordingly are included in its financial statements at fair value. OHSL's CMOs are held in its held-to-maturity portfolio and accordingly are included in its financial statements at amortized cost. See Note 2 of the Notes to the Consolidated Financial Statements.

     All of OHSL's mortgage-backed securities and collateralized mortgage obligations are issued and backed by federal agencies or carried a AAA rating from Standard & Poor as of December 31, 1997. Accordingly, management believes that these securities are generally resistant to credit problems.

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

     The following table sets forth the composition of OHSL's investment portfolio at the dates indicated.



                                                     December 31,
                                 ---------------------------------------------------------
                                        1995           1996                    1997
                                 -------------    -------------     ---------------------------
                                 Book     % of    Book     % of      Book      % of   Weighted
                                 Value    Total   Value    Total     Value     Total  Avg. Yield
                                 -----    -----   -----    -----     -----     -----  ----------
                                                 (Dollars in Thousands)
Available for Sale Securities:

Mortgage-backed securities...    10,401   75.9%   10,731   76.8%      7,481     69.4%    6.59%
Mutual funds.................     2,810   20.5     2,770   19.8       2,803     26.0     6.10
Other obligations............       492    3.6       468    3.4         490      4.6     6.00
                                -------  -----   -------  -----      ------    -----     ----
                               $ 13,703  100.0% $ 13,969  100.0%$    10,774    100.0%    6.44%
                                ======= ======   ======= ======      ======    =====     ====
Held-to-Maturity Securities:

Federal agency obligations...  $ 19,410   69.7%$  17,330   59.4%$    14,034     41.5%    6.80%
Mortgage-backed securities...     ---       --      ---     --        4,806     14.2     7.59
Collateralized mortgage
  obligations................     7,625   27.4    11,022   37.8      13,927     41.1     6.69
Other obligations......(1)......    808    2.9       810    2.8       1,087      3.2     7.92
                                -------  -----   -------  -----      ------    -----     ----
                               $ 27,843  100.0%  $ 29,162  100.0%$    33,854    100.0%    6.90%
                                ======= ======   ======= ======      ======    =====     ====

(1)Consists of tax-exempt obligations, which are shown at their taxable equivalent weighted average yield, using a tax rate of 34%.

     The following table presents the contractual maturities of the Corporation's securities portfolio at December 31, 1997. Obligations which are callable by the issuer are shown as maturing in the year which corresponds to the final stated maturity. Mortgage-backed securities and collateralized mortgage obligations are shown as maturing in the year(s) in which the Corporation expects to receive the payment of principal, based upon the recent payment history of the investment. As the mutual funds owned by the Corporation have no stated maturity, they are shown as maturing in 1998.




                                                                2008 and   Amortized    Fair
                                  1998   1999-2002   2003-2007    After       Cost      Value
                                 -----   ---------   ---------  ---------   --------    ------

                                                  (Dollars in Thousands)
Available for Sale Securities:
  Mortgage-backed securities.  $  2,070  $  4,822    $    411  $    126    $  7,429  $  7,481
Mutual funds.................     2,798      ---          ---       ---       2,798     2,803
Other obligations............       ---      ---          500       ---         500       490
                                 ------    ------       -----     -----      ------    ------
                                  4,868     4,822         911       126      10,727    10,774
                                 ------    ------       -----     -----      ------    ------
Held-to-Maturity Securities:
   Federal agency obligations..

   Mortgage-backed Securities..   1,184       480       4,491     2,910       5,388     1,215

                                  2,970       201      14,034     4,806      14,101     4,884
  Collateralized mortgage
    obligations.................  1,200     6,000       4,350     2,377      13,927    14,031
Tax-free obligations(1)........     ---       ---          ---     1,087       1,087     1,129
                                 ------    ------      - -----     -----      ------    ------
                                  2,864    13,401      10,953     6,635      33,854    34,145
                                 ------    ------      ------     -----      ------    ------
Total Investments              $  7,732  $ 18,223    $ 11,864  $  6,761    $ 44,581  $ 44,919
                                 ======    ======     =======    ======      ======    ======
Weighted Average Yield             6.32%     6.79%       6.60%     7.19%       6.76%
                                 ======    ======     =======    ======      ======    ======

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

     The following table sets forth the savings flows at the Company during the periods indicated.


                               Year Ended December 31,
                             --------------------------
                             1995      1996        1997
                            -----      ----        ----
                               (Dollars in Thousands)
Opening balance....      $ 135,587   $ 159,314   $ 169,486
Deposits less
  Withdrawals...            16,302       2,029       6,170
                           -------     -------     -------
Balance before
 interest credited...      151,889     161,343     175,656
Interest credited..          7,425       8,143       9,034
                           -------     -------     -------
Ending balance.....      $ 159,314   $ 169,486   $ 184,690
                           =======     =======     =======
net increase
 (decrease)........      $  23,727   $  10,172   $  15,204
                           =======     =======     =======
Percent increase
 (decrease)........          17.50%       6.38%       8.97%
                           =======     =======     =======

      The following table sets forth the dollar amount of deposits in the various types of programs offered by the Company for the periods indicated.


                                          Year Ended December 31,
                              -------------------------------------------------------------
                                     1995                1996                  1997
                              -------------------    ----------------    ------------------
                                          Percent             Percent               Percent
                              Amount      of Total   Amount   of Total   Amount     of Total
                              ------      --------   ------   --------   ------     --------
                                                   (Dollars in Thousands)
Transaction Accounts:
Non-interest bearing
  deposits.......           $  4,042        2.5%    $  2,669     1.6%$    3,256       1.8%
Savings accounts............. 22,165       13.9       24,322    14.4     26,862      14.5
NOW accounts..................15,180        9.5       16,487     9.7     16,670       9.0
Money market accounts.........12,939        8.2       11,545     6.8      9,395       5.1
                             -------      -----      -------   -----    -------     -----

 Total Transaction Accounts...54,326       34.1       55,023    32.5     56,183      30.4
                             -------      -----      -------   -----    -------     -----

Certificates: 2.00 - 3.99%.......912         .6          906      .5        625        .3
4.00 - 5.99%..................39,554       24.8       57,360    33.9     58,458      31.7
6.00 - 7.99%.................60,2253        7.8       52,274    30.8     67,449      36.5
8.00 - 9.99%.................. 4,297        2.7        3,923     2.3      1,975       1.1
                             -------      -----      -------   -----    -------     -----
Total Certificates......... .104,988       65.9      114,463    67.5    128,507      69.6
                             -------      -----      -------   -----    -------     -----
Total Deposits...............159,314      100.0%     169,486   100.0%   184,690     100.0%
                             -------      =====      -------   =====    -------     =====
Accrued Interest on deposit
  accounts.                        8                     119                 97
                             -------                 -------            -------
Total Deposits and accrued interest
  on deposit accounts......$ 159,322               $ 169,605          $ 184,787
                             =======                 =======            =======
/TABLE

      The following table shows rate and maturity information for the Company's certificates of deposits as of December 31, 1997.




                       2.00-  4.00-  6.00-   8.00-        Percent
                       3.99%  5.99   7.99%   9.99%  Total of Total
                       ----   ----   ----    ----   ----- --------
                            (Dollars in Thousands)
                                   <C.
Certificate accounts
  maturing
  in quarter ending:
   March 31, 1998.. $  625 $16,284 $ 4,098 $  442 $ 21,449  16.69%
June 30, 1998.....      --   9,115  11,403    174   20,692  16.10
September 30, 1998....  --   9,012   8,218      9   17,239  13.41
December 31, 1998.....  --  11,012   7,459    211   18,682  14.54
March 31, 1999........  --   5,121   2,600    387    8,108   6.31
June 30, 1999.........  --   2,664     715    469    3,848   2.99
September 30, 1999....  --     477   1,510    171    2,158   1.68
December 31, 1999.....  --     555   2,515    ---    3,070   2.39
March 31, 2000........  --   1,637   1,094    ---    2,731   2.13
June 30, 2000.........  --     129   3,238    ---    3,367   2.62
September 30, 2000....  --     176   6,684    ---    6,860   5.34
December 31, 2000.....  --     144   4,176     12    4,332   3.37
Thereafter............  --   2,132  13,739    100   15,971  12.43
  Total............$   625 $58,458 $67,449 $1,975 $128,507 100.00%
  Percent of total... 0.50%  45.50%  52.50%  1.50%


     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1997.




                                       Maturity
                        ------------------------------------
                                   Over     Over
                        3 Months  3 to 6  6 to 12    Over
                        or Less   Months   Months  12 months Total
                        -------   ------   ------  --------- -----
                                    (In Thousands)
Certificates of deposit less
 than $100,000........  $19,885  $18,569  $29,420 $46,492 $114,366
Certificates of deposit of
 $100,000 or more.....    1,564    1,923    6,501   3,953   13,941
Public funds(1)..........    --      200      ---      --      200
                         ------   ------   ------  ------- -------
Total certificates of
 deposit................$21,449  $20,692  $35,921 $50,445 $128,507
                         ======   ======   ====== ======= ========


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

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.



                                   Year Ended December 31,
                                   -----------------------
                                    1995    1996    1997
                                     ----    ----    ----
                                       (In Thousands)
Maximum Balance:
  FHLB advances................  $17,400  $20,627  $29,308
  Other borrowings.............      ---      ---      ---

Average Balance:  FHLB advances.. 15,865   17,961   25,574
Other borrowings.............        ---      ---      ---


     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.



                                      Year Ended December 31,
                                      -----------------------
                                       1995    1996    1997
                                       ----    ----    ----
                                        (In Thousands)

  FHLB advances..................    $17,400 $19,116  $26,570
  Other borrowings...............        ---     ---      ---
                                      ------  ------   ------
    Total borrowings.............    $17,400 $19,116  $26,570
                                      ====== =======   ======
  Weighted average interest
    rate of borrowings...........       5.92%   5.96%    5.91%
                                        ====    ====     ====

Service Corporation

     Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations.

     The Company has one service corporation, CFSC, Inc. ("CFSC"), which is engaged in the sale on an agency basis of tax-deferred annuities, mutual fund products and financial planning services. At December 31, 1997, the Company had an equity investment in CFSC of $51,000. For the year ended December 31, 1997, CFSC received commission income of $27,000 from its mutual fund and annuity sales activities.

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

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Company is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Company were as of September 1997 and October 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future.

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The general assessment is computed upon the savings association's total assets, as reported in the association's latest quarterly thrift financial report. Savings associations (unlike the Company) that are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Company's OTS assessment for the year ended December 31, 1997, was $63,000.
     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Corporation and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

     The Company's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At
December 31, 1997, the Company's lending limit under the 15% restriction was $3.1 million. The Company is in compliance with the loans-to-one-borrower limitation.

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

     FDICIA also requires the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a transitional risk-based assessment system, under which all insured depository institutions will be placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. The FDIC will review the implementation of the transitional system in adopting the permanent system. No assurance can be given that the permanent system will be identical to the transitional system. Final regulations have not yet been issued. Under the transitional system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.
     The FDIC is authorized to increase assessment rates if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits.


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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes stockholders' equity. At December 31, 1997, the Company had tangible capital of $20.5 million, or 8.8% of adjusted total assets, which is approximately $17.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

     At December 31, 1997, the Company had core capital equal to $20.5 million, or 8.8% of adjusted total assets, which is $11.2 million above the minimum leverage ratio requirement of 4% as in effect on that date.




The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan loss allowances up to a maximum of 1.25% of risk-weighted assets. At December 31, 1997, the Company had no capital instruments that qualify as supplementary capital and $520,000 of general loss reserves.

          On December 31, 1997, the Company had total risk-based capital of $21.0 million and risk-weighted assets of $122.1 million, or total capital of 17.3% of risk-weighted assets. This amount was $11.3 million above the 8.0% requirement in effect on that date.

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

Liquidity

     All savings associations, including Oak Hills, are required under the Home Owners' Loan Act to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may vary this liquidity requirement, but only within pre - established statutory limits. Effective November 24, 1997, the Director lowered the liquidity requirement from 5.0% to 4.0%, the lowest level permitted by regulation. The Director also enacted other changes at that time, including the expansion of the categories of liquid assets that count toward satisfaction of the liquidity requirement and other technical revisions. The net effect for most savings and institutions, as well as for Oak Hills, is that the above requirement make it substantially easier to meet the liquidity requirement as currently defined. Penalties may be imposed for failure to meet the liquidity requirement. At December 31, 1997, Oak Hills was in compliance with the liquidity requirement.

Investment Accounting

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

Qualified Thrift Lender Test

     All savings associations, including the Company, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At December 31, 1997, the Company met the test and has always met the test since it went into effect.


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

     Certain transactions with affiliated persons are also subject to conflict of interest regulations enforced by the OTS.
Affiliated persons would currently include officers and directors.


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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily NOW checking accounts) and non-personal time deposits. At December 31, 1997, the Company was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
See "--Liquidity."

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







     As a member, the Company is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1997, the Company had $1.6 million in FHLB stock, which was in compliance
with  this requirement.   In past years,  the Company has received
dividends on its FHLB stock which have generally been in the form of additional shares of FHLB stock. Dividends on FHLB stock averaged 7.19% for calendar year 1997.

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

     For the year ended December 31, 1997, dividends paid by the FHLB of Cincinnati to the Company totaled $112,000, which constitute a $10,000 increase over the amount of dividends received in calendar year 1996. The $29,000 dividend received for the quarter ended December 31, 1997 reflects an annualized rate of 7.25%. As virtually all dividends for 1997 were paid in the form of additional shares of FHLB stock, the effect of these dividends was to increase the Company's investment in FHLB stock from $1.5 million at December 31, 1996 to $1.6 million at December 31, 1997.


Federal and State Taxation

     OHSL Financial Corp. and Oak Hills are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Oak Hills, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

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

     The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserve may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).
Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Oak Hills to the Corporation is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Oak Hills' gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, Oak Hills' pre-1988 reserves for tax purposes totaled approximately $2.7 million.

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



          Oak Hills has been audited by the IRS with respect to federal income tax returns through 1995. With respect to years examined by the IRS, all deficiencies have been satisfied. In the opinion of management, any examination of these and other still open returns (including returns of subsidiaries) would not result in a deficiency which could have a material adverse effect on the financial condition of OHSL.

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

Employees

     At December 31, 1997, the Company had a total of 43 full-time employees and 31 part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.

Item 2.  Properties

     The following table sets forth information concerning the main office and each branch office of the Company at December 31, 1997. At December 31, 1997, the Company's premises had an aggregate net book value of approximately $2.1 million.

                                           Lease    (In Thousands)
                      Year     Owned or  Expiration     Net Book
Location              Opened   Leased      Date          Value
--------              ------   -------   ----------   -----------
Main Office
5889 Bridgetown Road
Cincinnati, Ohio 45248  1953    Owned        NA        $  343

Full Service
  Branches

4024 Glenway Avenue
Cincinnati, Ohio 45205   1982   Owned        NA            60

6581 Harrison Avenue
Cincinnati, Ohio 45247   1982   Owned        NA         1,438

5329 Foley Road
Cincinnati, Ohio 45238   1990   Leased      2000          100

6105 Cleves-Warsaw Pike
Cincinnati, Ohio  45233  1996   Leased      2001          207


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


PART II

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     Page 34 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

     OHSL  has approximately 800 stockholders at December 31,1997.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Pages 6 through 14 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference. The following schedule should be reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation, which are herein incorporated by reference.

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

                                                     Year Ended December 31,
                                     -----------------------------------------------------
                                     1996 vs. 1995                           1997 vs. 1996
                                       Increase                          Increase
                                      (Decrease)                         (Decrease)
                                        Due to                                Due to
                                      ----------                           -----------
                                                     Total                              Total
                                                     Increase                          Increase
                                   Volume      Rate  (Decrease)      Volume    Rate   (Decrease)
                                   ------    ------  ----------      -------  ------- ---------
Interest-earning assets:
 Loans receivable.................$   703   $    19   $    722        $1,329  $ (279)   $  1,050
 Available-for-sale securities.......(151)       85        (66)         (174)    (1)       (175)
 Held-to-maturity securities and
   other investments...............   878       (17)       861           562    (42)        520
      FHLB stock....................    7         2          9             8      2          10
                                    -----    ------      -----         -----  -----     -------
  Total interest-earning assets..  $1,437   $    89      1,526        $1,725 $ (320)   $  1,405
                                    =====    ======      =====         ===== ======     =======
Interest-bearing liabilities:
 Demand and NOW deposits.........  $  (14)  $   (40)       (54)       $    2  $   19   $     21
 Savings accounts................     (32)     (264)      (296)          265      39        304
 Time deposits...................   1,075       216      1,291           200     210        410
 Borrowings......................     124       (38)        86           451      10        461
                                     -----   ------      -----         -----   -----    -------
   Total interest-bearing
    liabilities..................  $ 1,153  $  (126)     1,027         $  918 $  278      1,196
                                     =====    =====      =====           ====   ====      =====
Net interest income..............                      $   499                         $    209
                                                       =======                         ========

Item 7.  Financial Statements

     The following information appearing in the Company's Annual
Report to Stockholders for the year ended December 31, 1997 is incorporated by reference in this Annual Report on Form 10-KSB as
Exhibit 13.

Annual Report Section               Pages in Annual Report
---------------------               ----------------------
Report of Independent Auditors              15

Consolidated Balance Sheets as of
 December 31, 1997 and 1996                 16

Consolidated Statements of Income
 for the Years Ended December 31, 1997,
 1996 and 1995                              17

Consolidated Statements of Changes
 in Shareholders' Equity for Years
 Ended December 31, 1997, 1996 and 1995     18

Consolidated Statements of Cash Flows
 for Years Ended December 31, 1997,
 1996 and 1995                              19-20

Notes to Consolidated Financial
 Statements                                 21-33

     With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended
December 31, 1997, is not deemed filed as part of this Annual
Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


     PART III

Item 9.  Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange
     Act

Directors

     Information concerning directors of the Corporation is incorporated herein by reference from the definitive Proxy
Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information regarding the business experience of the executive officers of the Corporation and the Company contained in
Part I of this Form 10-KSB is incorporated herein by reference.

Item 10.  Additional Information - Executive Officers

     The following information as to the business experience during the past five years is supplied with respect to executive officers of OHSL and Oak Hills who do not serve on either entity's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.


     Patrick J. Condren, C.P.A., age 46, is Treasurer, a position he has held since 1988. In 1993, Mr. Condren was appointed Chief Financial and Accounting Officer. As Treasurer and Chief Financial and Accounting Officer, Mr. Condren is responsible for the accounting, investment and other financial matters of OHSL and Oak Hills. Mr. Condren joined Oak Hills in 1986 as Controller.

     Terry E. Todd, age 47, has served as Vice President and Director of Lending of Oak Hills since May of 1991. As Director of Lending, Mr. Todd is responsible for overseeing the origination, processing and servicing of loans for Oak Hills. Prior to joining Oak Hills in 1991, Mr. Todd was a loan officer in the Cincinnati office of National City Mortgage, a mortgage lending firm located in Cleveland, Ohio, from 1986 to 1991. As a Loan Officer, Mr. Todd was responsible for residential mortgage loan originations.

     Marilyn R. Wieland, age 47, is Senior Vice President and Secretary of Oak Hills, a position she has held since 1989. Ms. Wieland is responsible for oversight of the savings department and is the director of human resources. Ms. Wieland served as Vice President and Secretary of Oak Hills from 1985 to 1989. Ms. Wieland is the daughter of Norbert Brinker, the Chairman of the Board of OHSL and Oak Hills.

Item 11.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
        Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual
Meeting Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                                             Sequential
                                 Reference to       Page Number
                                 Prior Filing     Where Attached
                                  or Exhibit       Exhibits Are
Regulation                          Number        Located in This
S-K Exhibit                        Attached        Annual Report
Number             Document         Hereto          On Form 8-K
---------  ---------------------   --------        --------------
    3     Articles of Incorporation
          and Bylaws.                  *            Not applicable
    4     Instruments defining the rights of
          security holders, including
          indentures:
            Common Stock Certificate.. *            Not applicable
   10     Material contracts: Stock
          Option and Incentive Plan... *            Not applicable

          Bank Incentive Plan......... *            Not applicable
   11     Statement re computation of per
          share earnings............. 11            Page 54
   13     Annual Report to
          Shareholders...........     13
   21     Subsidiaries of Registrant. 21            Page 55
   23     Consent of Accountants..... 23

*Filed as exhibits to the Registrant's Registration Statement No.
33-53398 on Form S-1 filed on October 16, 1992. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

      (b)  Reports on Form 8-K:

           No reports on Form 8-K were filed during the three-month period ended December 31, 1997, except for a Form 8-K filed
October 27, 1997 to report earnings for the quarter ended
September 30, 1997 and a Form 8-K filed on December 2, 1997 to report the payment of a cash dividend.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OHSL FINANCIAL CORP.


Date:  March 24, 1998          By:                /s/

                                    Kenneth L. Hanauer, President
                                          and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              /s/                                 /s/
Kenneth L. Hanauer, President     Norbert G. Brinker, Chairman
  and Director                        of the Board
  (Principal Executive Officer)


Date:     March 24, 1998                Date:      March 24, 1998



              /s/                                 /s/
William R. Hillebrand, Director     Thomas M. Herron, Director


Date:      March 24, 1998           Date:      March 24, 1998



              /s/                                 /s/
Alvin E. Hucke, Director            Thomas E. McKiernan, Director



Date:      March 24, 1998           Date:      March 24, 1998



              /s/                                 /s/
Joseph J. Tenoever, Director          Howard H. Zoellner, Director


Date:      March 24, 1998          Date:      March 24, 1998



              /s/
Patrick J. Condren, Treasurer
(Principal Financial and
 Accounting Officer)


Date:      March 24, 1998

Exhibit 11.     Earnings Per Share

     The calculation of earnings per share ("EPS") is presented below. Earnings per share are calculated by dividing the Corporation's net income by the weighted average shares outstanding during the period. Weighted average shares outstanding do not include any shares held by the Company's Employee Stock Ownership Plan ("ESOP") which have not been allocated to the ESOP's participants.

     For the year ended December 31, 1997 this calculation is as follows:

Net income for 1997..................................  $2,007,000


Weighted average shares outstanding during 1997......   1,240,761
Less average unallocated ESOP shares during 1997.....      41,547

Average shares outstanding for EPS calculations......   1,199,214


Earnings per share  ($2,007,000 / 1,199,214).........       $1.67



     The calculation of diluted earnings per share involves the re-calculation of weighted average outstanding shares by assuming that all unexercised stock options are exercised at the exercise price ( in this case, $10.00 per share). These shares therefore increase the weighted average outstanding shares. It is then assumed that the proceeds from this exercise, including the value of the tax benefit derived by the Corporation due to the exercise (the Corporation receives a tax benefit which corresponds to the taxability of any options exercised by directors of the Corporation), are used to repurchase shares at the average market price during the year. These repurchases act to reduce the weighted average outstanding shares for EPS calculation purposes.

     The net income for the year is then divided by the "diluted" weighted average shares outstanding to arrive at diluted earnings per share.

     The calculation of diluted earning per share for 1997 is presented below:

Weighted average outstanding shares during 1997......  1,199,214
Average options shares issued........................     68,951
Shares repurchased with option proceeds and tax benefit.  32,651

Weighted avg. shares for diluted earnings per share... 1,235,514


Earnings per share  ($2,007,000 / 1,235,514)..........     $1.62

Exhibit 13

R.S. Rowe & Company, Inc.; Job No. 6345; Proof of 03-04-98
(617) 482-7765; (212) 926-2444; (800) 324-6202; FAX No. (617) 423-6308
EMAIL Address: rsrowe@interserv.com

     PM6\ANNUAL\OHSL-1









                           OHSL
                       FINANCIAL CORP.



















                                                          1997
                                                        ANNUAL
                                                        REPORT
TABLE OF CONTENTS

Corporate Profile                                1
Letter to Stockholders                           2
Selected Financial Data                          3
Financial Section:
  Management's Discussion and Analysis           6
  Report of Independent Auditors                15
  Consolidated Statements of Financial
    Condition                                   16
  Consolidated Statements of Income             17
  Consolidated Statements of Changes in
    Shareholders' Equity                         18
  Consolidated Statements of Cash Flows         19
  Notes to Consolidated Financial Statements    21
Stockholder Information                         34
Directors and Executive Officers of OHSL
  Financial Corp. and Oak Hills Savings
  and Loan Co., F.A.                            35

CORPORATE PROFILE

     OHSL Financial Corp. ("OHSL") is a single thrift holding company established in October, 1992 to own 100% of the common stock of Oak Hills Savings and Loan Company, F.A. upon the completion of its conversion to a stock form of organization which occurred on February 5, 1993.

     Oak Hills Savings and Loan Company, F.A.. ("Oak Hills" or "Company") was chartered by the State of Ohio in 1907 as Lick Run Building and Loan Company. In 1958, Lick Run changed its name to Oak Hills Savings and Loan Company. In 1981, the Company merged with Rosemont Savings Association and in 1990, the Company converted to a federally chartered thrift institution.

     Oak Hills serves the financial needs of families and local businesses in its primary market area, which includes Hamilton, Butler and Clermont counties in Ohio and Dearborn, Franklin and Ripley counties in Indiana, through its main office and four branch offices. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. The Company has historically emphasized one-to-four family residential lending within its own community.

     At December 31, 1997, OHSL had shareholders' equity of $26.0 million or 10.9% of total assets.

     The common stock of OHSL Financial Corp. trades under the symbol of "OHSL" on the Nasdaq National Market tier of the Nasdaq
Stock Market.

Dear Valued Stockholder:

     Each year as I sit down to write this cover letter, I pause to consider what our industry is going to look like by the end of the year. The financial services industry in general continues to undergo consolidation. As customers are shuttled from one institution to another as ownership in their BANK changes, they find themselves with a new set of rules to adhere to, and more times than not, an expanded fee schedule for the services to which they have grown accustomed. Other companies, like Oak Hills Savings & Loan Company, F.A., offering competitively priced products, are now presented with a valuable opportunity to market their services to a new customer base. By employing some of the latest technology available, we have positioned our Company in such a manner to effectively compete for this new business well into the 21st century.

     Allow me to present a few of the highlights from 1997:

          OHSL recorded net income after tax of $2,007,000 which represents an all time high for us, equating to $1.67 per share
($1.62 on a diluted basis). The two earnings per share numbers are also records for us.

          Net interest income rose to $7,127,000 during a time when we saw interest spreads throughout the industry begin to compact. Our objective in 1998 is to continue our efforts in enhancing non-interest income, helping us to mitigate the negative effects of a flat yield curve. The stock market in general was kind to investors during 1997 and our stock was no exception. We had a closing price of $27.00 for the year, up $5.625 from $21.375 as of December 31, 1996, an increase of 26.3%. This, coupled with our $.88 per share dividend for the year, helps fulfill the desire of your Board of Directors by enhancing long term shareholder value. Our total assets, loans receivable and deposits reached record levels in 1997, demonstrating our customers' acceptance of the products and services we are proud to deliver.

As we go forward throughout 1998, please be assured we are ever mindful of the expectations placed on us by the investing community to deliver results that warrant your trust. We believe our stock performance in 1997 created a solid value for our stockholders. It is our intention to work hard for you in 1998, so that similar results might be realized. I want to thank you for the trust and support you have displayed by your ownership of our Company, and look forward to serving you in the future.

                                        Sincerely,



                                        Kenneth L. Hanauer
                                        President and Chief
                                        Executive Officer

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                 December 31,
                               ------------------------------------------------
                               1993       1994       1995      1996      1997
                               ------------------------------------------------
                                             (In thousands)
Selected Financial Condition
 Data:
Total assets                   $169,198  $175,902  $204,076  $215,668  $238,905
Loans receivable, net           125,144   137,228   142,151   158,021   171,768
Available-for-sale securities      --      13,761    13,703    13,969    10,774
Held-to-maturity securities      27,239    12,491    27,843    29,162    33,854
Deposits                        135,842   135,587   159,314   169,486   184,690
Total borrowings                  7,450    15,150    17,400    19,116    26,570
Shareholders' equity             24,334    23,691    25,454    25,196    26,032



                                             Year Ended December 31,
                               -----------------------------------------------
                                 1993      1994       1995      1996      1997
                               -----------------------------------------------
                                               (In thousands)

Selected Operations Data:
Total interest income          $ 12,308   $12,259   $14,681   $16,207   $17,612
Total interest expense            6,694     6,025     8,262     9,289    10,485
                               ------------------------------------------------
   Net interest income            5,614     6,234     6,419     6,918     7,127
Provision for loan losses            58        10         8         9        32
                               ------------------------------------------------
    Net interest income after
      provision for loan losses   5,556     6,224     6,411     6,909     7,095
Non interest income                 600       326       434       376       515
Non interest expense              3,938     4,053     4,027     5,401     4,580
                               ------------------------------------------------

    Income before tax provision
      and effect of accounting
      Change                      2,218     2,497     2,818     1,884     3,030

Tax provision                       782       850       963       650     1,023
                               ------------------------------------------------
    Income before effect of
      accounting change           1,436     1,647     1,855     1,234     2,007
Effect of accounting change          75       --        --        --        --
                               ------------------------------------------------
    Net income                 $  1,511  $  1,647  $  1,855  $  1,234  $  2,007
                               ================================================
Earnings per share             $   1.19  $   1.31  $   1.52  $   1.01  $   1.67
Diluted earnings per share         1.17      1.27      1.48      0.98      1.62
Dividends per share                 .30       .62       .68       .76       .88
Dividend payout ratio             25.2%     47.3%     44.7%     75.2%     52.7%



                                             Year Ended December 31,
                               -----------------------------------------------
                                 1993      1994       1995      1996      1997
                               -----------------------------------------------

Selected Financial Ratios and
  Other Data:
Performance Ratios:
 Return on assets (ratio of net
   income to average total
   assets)                        .92%        .98%     .98%      .59%     .87%
  Average interest rate
     spread(1)                   2.98        3.37     2.92      2.86     2.59
  Net interest margin(2)         3.56        3.89     3.52      3.43     3.18
  Ratio of operating expense to
    average total assets         2.39        2.40     2.12      2.56     1.99
  Return on equity (ratio of
    net income to average
    shareholders' equity)        6.59        6.80     7.54      4.84     7.86

Asset Quality Ratios (end of
   period):
 Non-performing loans to total
    assets                       0.18        0.56     0.32      0.59     0.46
  Allowance for loan losses to
     non-performing loans      163.19       51.06    77.68     39.51    48.44
  Allowance for loan losses to
     net loans                   0.39        0.37     0.36      0.32     0.31

Capital Ratios:
  Shareholders' equity to total
     assets at end of period    14.38       13.47    12.47     11.68    10.90
  Average shareholders' equity
      to average assets         13.85       14.36    12.98     12.11    11.07
  Ratio of average interest-
      earning assets to average
      interest-bearing
      liabilities                1.14x       1.14x    1.13x     1.12x    1.13x
  Number of full service offices    4           4        4         5        5


-------------------------------
(1) Average yield on earning asets less average cost of interest-bearing liabilities.
(2) Net interest income divided by average interest earning assets.



Bar Graph Depicting   Bar Graph Depicting   Bar Graph Depicting
Earnings Per Share    Dividends Per Share   December 31 Stock
From 1993-1997,       From 1993-1997,       Performance From
Inclusive             Inclusive             1993-1997, Inclusive

     The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances.

                                                  Year Ended December 31,
                            ______________________________________________________________________________________________
                                          1995                            1996                          1997
                            ______________________________________________________________________________________________
                              Average    Interest             Average   Interest           Average    Interest
                            Outstanding  Earned/   Yield/  Outstanding   Earned/  Yield/ Outstanding   Earned/   Yield/
                              Balance     Paid      Rate     Balance      Paid     Rate    Balance      Paid      Rate
                            ______________________________________________________________________________________________
                                                                (Dollars in thousands)
Interest-Earning Assets:
  Loans receivable (1)      $ 142,671  $ 12,128     8.50%  $ 150,934   $ 12,850    8.51%   $ 166,831   $ 13,900   8.33%
  Available-for-sale
   securities(2)               16,703     1,024     6.13      14,370        958    6.67       11,762        783   6.66
  Held-to-maturity
    securities and other
    investments                21,710     1,436     6.61      35,137      2,297    6.54       43,872      2,817   6.42
  FHLB stock                    1,354        93     6.87       1,451        102    7.03        1,560        112   7.18
                            ______________________________________________________________________________________________
Total interest-earning
     assets (1)               182,438    14,681     8.05     201,892     16,207    8.03      224,025     17,612   7.86
                            ______________________________________________________________________________________________

Interest-Bearing
 Liabilities:
 Time deposits                 99,869     5,766     5.77     117,934      7,057    5.98      121,239      7,467    6.16
 Savings accounts              28,383     1,134     4.00      27,568        838    3.04       35,954      1,142    3.18
 Interest-bearing demand
   deposit accounts            16,810       394     2.34      16,192        340    2.10       16,279        361    2.22
 Borrowings                    15,865       968     6.10      17,961      1,054    5.87       25,574      1,515    5.92
                            ______________________________________________________________________________________________
     Total interest-bearing
      liabilities             160,927     8,262     5.13     179,655      9,289    5.17      199,046     10,485    5.27
                            ______________________________________________________________________________________________

Net interest income                     $ 6,419                         $ 6,918                         $ 7,127
                            ==============================================================================================
Net interest rate spread                            2.92%                         2.86%                            2.59%
                            ==============================================================================================
Net earning assets            $21,511                        $22,237                         $24,979
                            ==============================================================================================
Net yield on average
 interest-earning assets                            3.52%                         3.43%                            3.18%
                           ===============================================================================================
Average interest-earning
 assets to average
 interest-bearing
 liabilities                              1.13x                           1.12x                           1.13x
                           ===============================================================================================

______________________
(1) Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2) Yield is calculated without consideration of the net unrealized gain (loss) on available-for-sale securities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

General

     Oak Hills Savings and Loan Company, F.A. ("Oak Hills" or the "Company") converted from a federally insured mutual savings and loan association to a federally insured stock savings and loan association on February 5, 1993. In this conversion, a total of 1,356,600 shares of common stock were sold, generating net proceeds after conversion expenses of $12.9 million. Of this amount, $6.5 million was utilized to purchase 100% of the common stock of the Company and the balance was utilized to purchase investments and for other corporate purposes.

Forward-Looking Statements

     The following pages present management's discussion and analysis of the financial condition and results of operations of OHSL for the time periods indicated. Such analysis inherently includes management's opinions on the reasons supporting OHSL's financial performance. The discussions presented may contain certain opinions concerning past or future events. Such forward-looking statements involve management's opinion, and are subject to the risks and uncertainties which accompany any discussions of future actions or performance.

     The reader of the following Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby cautioned of the risks and uncertainties inherent in such forward-looking statements and is urged to consider such risks and uncertainties in forming any opinions concerning the future financial performance of OHSL.

Financial Condition

     Total assets increased from $215.7 million at December 31, 1996 to $238.9 million at December 31, 1997, an increase of $23.2 million or 10.8%. During 1997, cash and cash equivalents increased by $7.9 million, held to-maturity securities increased by $4.7 million and loans receivable increased by $13.7 million. These increases were funded principally by a reduction in available-for sale securities of $3.2 million, an increase in deposits of $15.2 million and by an increase in advances from the Federal Home Loan Bank of Cincinnati of $7.5 million.

     The above changes are largely the result of growth initiatives adopted by the Company, wherein the Company seeks to increase its holdings of loan and investment products. The growth in these loan and investment products is to be funded primarily through customer deposits, with advances from the Federal Home Loan Bank utilized as a supplementary source of funding. This increased volume, although at a lesser net interest spread, can result in increased net interest income and help offset reductions in its net interest margin which result from the current flat yield curve which exists in the market. The Company believes that the current flat interest rate environment will continue in the near term.

     Loans receivable, as noted above, increased $13.7 million in 1997. Due to the relatively low interest rate environment which existed throughout 1997, the Company has experienced strong loan originations during this time period. The increase in the Company's holdings of one-to-four family residential properties accounted for $11.4 million of this increase.

     Held-to-maturity securities increased by $4.7 million during 1997. While the balance of U.S. Government obligations declined by $3.3 million during this time, the balance of collateralized mortgage obligations increased by $7.7 million during 1997. During 1997, the Company sought to take advantage of certain opportunities to purchase collateralized mortgage obligations and fund them with deposits or advances at a favorable spread. These transactions resulted in the increase in collateralized mortgage obligations in 1997. Tax-free obligations increased by $0.3 million in 1997.

Results of Operations

     OHSL's results of operations depend primarily on the levels of net interest income, the provision for loan losses, non-interest income and non-interest expenses. Net interest income is dependent upon the volume of interest-earning assets and interest-bearing liabilities and on the interest rates which are earned or paid on these items. Net interest income is the difference between interest income earned on OHSL's interest-earning assets and interest expense paid on OHSL's interest-bearing liabilities. The primary interest-earning assets are short-term investments, securities (which may be available-for-sale or held-to-maturity) and loans. The primary interest-bearing liabilities are deposit accounts and borrowings. Net interest income is affected by regulatory, economic, and competitive factors that influence interest rates. The Company, like other thrift institutions, is subject to interest rate risk to the extent that its interest-earning assets may mature or reprice at different times or to a different degree than its interest-bearing liabilities.

     In addition to net interest income, the results of operations are also affected by the provision for loan losses. The Company establishes its provision for loan losses and evaluates the adequacy of the resultant allowance for loan losses based on a number of factors, including historical loan loss experience, trends in the levels of non-performing loans, the composition of the loan portfolio and the general economic environment within which the Company operates. Management believes that the allowance for loan losses at December 31, 1997 is sufficient to absorb losses which may currently exist in the Company's loan portfolio. There is no guarantee, however, that future additions to the allowance for loan losses will not be required as the result of deteriorating economic conditions, local employment conditions or other factors which could affect the condition of the loan portfolio.

     The Company's operating results are also affected by the levels of non-interest income, such as fees and service charges on deposit and/ or transaction accounts and gains (or losses) on the sale of loans and securities, and non-interest expense, such as salaries and employee benefits, occupancy and equipment expense, computer service expense, deposit insurance expense and franchise tax expense.

Comparison of Operating Results for the Years Ended December 31,
1997 and 1996

     General. Net income for the year ended December 31, 1997 was $2,007,000, an increase of $773,000 or 62.6% from the year ended December 31, 1996. This increase resulted primarily from increases in net interest income of $209,000 and non-interest income of $139,000 and a decrease in non-interest expense of $821,000, offset by an increase in provision for loan losses of $23,000 and an increase in income tax expense of $373,000.

Bar Graph Depicting
Net Income (in Thousands
of Dollars) from
1993-1997, Inclusive

     Net Interest Income.  Net interest income for the year ended
December 31, 1997 increased to $7,127,000 from $6,918,000 for
1996, an increase of $209,000 or 3.0%. Generally, this increase is attributable to an increase in net interest-earning assets of OHSL
(the excess of average interest-earning assets over the average of interest-bearing liabilities), which increased from $22.2 million in 1996 to $25.0 million in 1997. This increase was substantially offset by a reduction in the net yield on average interest-earning assets, which decreased from 3.43% in 1996 to 3.18% in 1997. This yield reduction is the result of a smaller interest rate spread
(defined as the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) in 1997 when compared to 1996. In 1996, the net interest rate spread was 2.86% for OHSL, compared to 2.59% in 1997. The major factors which management believes have contributed to this reduction in spread are: (a) the relatively flat yield curve which existed throughout 1997, which made it more difficult for OHSL to earn a significant spread between its lending and investment activities in relation to the cost of its deposit and borrowing activities; (b) the continuation of efforts (begun in 1996) to reacquire market share in the deposit area, wherein certain premium interest rates were offered to retail deposit customers in order to increase deposit account levels; and (c) strong local competition for loan originations resulted in lower yields on some loan products.

Bar Graph Depicting
Net Interest Income
(in Thousands of Dollars)
from 1993-1997, Inclusive

    Interest Income. Interest income on loans increased $1,050,000 during 1997 when compared to 1996. This increase is attributable to an increase in the average outstanding balance of loans receivable of $15.9 million (a 10.5% increase), which was somewhat offset by a reduction in the weighted average yield on those loans of 18 basis points (from 8.51% in 1996 to 8.33% in 1997).

     Interest earned on securities (including available-for-sale securities, held-to-maturity securities and other investments) increased by $355,000 (a 10.6% increase) in 1997 when compared to 1996. The average outstanding balance of securities increased from $49.5 million in 1996 to $55.6 million in 1997, an increase of $6.1 million. While the weighted average yield received on OHSL's available-for-sale portfolio remained virtually unchanged (a one basis point reduction occurred), OHSL's weighted average yield on its held-to-maturity portfolio declined from 6.54% in 1996 to 6.42% in 1997. This yield reduction, therefore, has acted to somewhat offset the aforementioned increase in portfolio balance. As noted in the Financial Condition section previously, OHSL has increased its levels of securities to take advantage of spread opportunities during 1997.

     Interest Expense. Interest expense for the year ended December 31, 1997 increased by $1,196,000 when compared to 1996. Generally, this increase resulted from the carrying of larger balances of deposit and advances during 1997 as well as from a somewhat higher overall cost of deposits and advances in 1997 when compared to 1996.

     During 1997, the Company continued its efforts to gain market share in the area of retail deposits. During 1997, the average outstanding balance in all of the Company's deposit categories (time deposits, savings accounts and interest-bearing demand deposits) increased over 1996 average levels. The weighted average cost of the deposit accounts also rose slightly in each category, as time deposits increased from 5.98% in 1996 to 6.16% in 1997, savings accounts increased from 3.04% in 1996 to 3.18% in 1997 and interest-bearing demand accounts increased from 2.10% in 1996 to 2.22% in 1997.

     The Company increased its borrowings from the Federal Home Loan Bank of Cincinnati in 1997. The average outstanding balance of borrowings increased from $18.0 million in 1996 to $25.6 million in 1997, and the cost of these funds increased from 5.87% in 1996 to 5.92% in 1997. The Company utilizes Federal Home Loan Bank advances for funding in times of low cash availability, as well as to fund specific needs, such as large loan originations and the purchase of securities. Management believes that these advances are a prudent means for capturing attractive interest rate spreads when they become available in both the lending and investment area. The increase in 1997 was primarily related to the securities purchases discussed earlier. Federal Home Loan Bank advances may also be used in the control of interest rate risk when appropriate.

     Provision for Loan Losses. The 1997 provision for loan losses was $32,000, an increase of $23,000 over the provision for 1996. The provision for loan losses, while minor in relation to other costs, was increased over the prior year in response to the somewhat higher balance of total loans carried, as well as to recognize modest changes in the Company's mix of loans held in portfolio. The Company has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of many factors which have resulted in minimal loan losses over the last decade. Management believes that the allowance for loan losses is adequate.

     The ratio of non-performing loans to total assets at December 31, 1997 was 0.46% compared to 0. 59% at December 31, 1996.
Management believes that this ratio compares favorably to peer ratios for non-performing loans.

     Non Interest Income. Non interest income increased from $376,000 in 1996 to $515,000 for 1997, an increase of $139,000 or
37.0%. The principal reason for this increase was an increase in the net gain on loans originated for sale. During 1997, the Company realized net gains in this area totaling $122,000 compared to $45,000 in 1996. In response to the continuing low interest rate environment which existed throughout 1997, the Company sold $4.7 million of loans (mortgage loans and education loans) in the secondary market in order to manage its interest rate risk. Such sales were primarily responsible for the aforementioned gains.

     Non Interest Expense. Non interest expense decreased from $5.4 million in 1996 to $4.6 million in 1997, a decrease of $0.8 million or 17.9%. The major components of this decrease are salaries and employee benefits expense (an increase of $230,000 or 10.5%), occupancy and equipment expense (an increase of $102,000 or 17.7%), computer service expense (a decrease of $213,000 or 59.7%), deposit insurance (a decrease of $1,163,000 or 91.4%) and other expenses (an increase of $229,000 or 34.2%).

     Salaries and benefits expense increased from $2,194,000 in 1996 to $2,424,000 in 1997. Increases in employee compensation ($160,000), health insurance costs ($47,000) and in Employee Stock Ownership Plan ("ESOP") expense ($44,000) were the primary factors in this increase. Employee compensation expense increased primarily as the result of salaries related to the Company's newest branch (Cleves Warsaw-Ebenezer), wherein 1997 was the branch's first full year of operations, as well as additional staffing requirements due to the Company's growth and to merit increases to continuing staff. Health insurance costs increased during 1997 when compared to 1996. Despite efforts to modify the Company's health care plans, 1997 cost increases in this area were experienced. The Company's ESOP expense, which derives its cost based upon the average market price of OHSL's stock which is allocated to employees during the year, experienced a substantial increase as the market value of OHSL common stock climbed throughout the year. The stock closed 1996 at $21.375 per share and rose throughout 1997, closing at $27.00 per share at December 31, 1997.

     Occupancy and equipment expense increased from $577,000 in 1996 to $679,000 in 1997. Higher expenses for depreciation of fixtures and equipment ($114,000) and higher maintenance costs for equipment ($18,000) were the primary components of this increase. Both of these expense areas are discussed immediately below, as these increases are a direct result of changes in the data processing area.

     Computer service costs decreased during 1997 when compared to 1996 as the result of the Company's decision to perform its own data processing rather than outsourcing this activity. The expense reduction for 1997 when compared to 1996 ($213,000) is a direct result of this change. While computer service costs did decrease during this time, increases were experienced in the areas of equipment depreciation and equipment maintenance, as the Company was required to purchase data processing equipment and to provide for maintenance on this equipment as an integral part of this change.

     Deposit insurance expense decreased substantially during 1997 when compared to 1996. This decrease ($1,163,000) is a direct result of the special assessment which was assessed by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF") in 1996. This one-time assessment totaled $927,000 for the Company. The purpose of this assessment was to recapitalize the SAIF and to place the cost of bank and thrift deposit insurance on a relatively level basis.

     Other expenses increased from $669,000 in 1996 to $898,000 in 1997, an increase of $229,000. A variety of factors contributed to this increase, including higher utility costs, consulting fees and service charges assessed to the Company.

     Income Tax Provision. The income tax provision increased from $650,000 in 1996 to $1,023,000 in 1997, an increase of
$373,000. This increase is the result of higher levels of pre-tax income recorded in 1997 compared to 1996, as the effective tax rate was approximately 34% in both periods.

Bar Graph Depicting
Total Assets (in Millions
of Dollars) from 1993-1997,
Inclusive

Comparison of Operating Results for the Years Ended December 31,
1996 and 1995

     General. Net income for the year ended December 31, 1996 was $1,234,000, a decrease of $621,000 or 33.5% from the net income for the year ended December 31, 1995. This decline resulted primarily from an increase in net interest income of $499,000 and a decrease in the income tax provision of $313,000, offset by an increase in non-interest expense of $1,374,000, the majority of which ($954,000 or 69.4% of the increase) was the increase in deposit insurance expense related to the special assessment to recapitalize the Savings Association Insurance Fund (SAIF).

     Net Interest Income. Net interest income for the year ended December 31, 1996 increased to $6,918,000 from $6,419,000 for
1995, an increase of $499,000 or 7.8%. Generally, this increase is attributable to an increase in net interest-earning assets. The net interest-earning assets of OHSL (the excess of average interest-earning assets over the average of interest-bearing liabilities) increased from $21.5 million in 1995 to $22.2 million in 1996. This increase was offset somewhat by a reduction in the net yield on average interest earning assets, which decreased from 3.52% in 1995 to 3.43% in 1996. This yield reduction is the result of a somewhat smaller interest rate spread (defined as the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) in 1996 when compared to 1995. In 1995, the net interest rate spread was 2.92% compared to 2.86% in 1996. The major factors which contributed to this reduction were believed to be: (a) the relatively flat yield curve which existed throughout 1996, which made it more difficult for OHSL to earn a significant spread between its lending and investment activities compared to its deposit and borrowing activities; (b) management's efforts to reacquire market share in deposits required the establishment of some accounts at rates over current market; and (c) strong competition for loan originations resulted in lower yields than desired on some loan products.

     Interest Income. Interest income on loans increased $722,000 during 1996 when compared to 1995. This increase is attributable to an increase in the average outstanding balance of loans receivable of $8.3 million (a 5.8% increase) and a minor increase of 1 basis point (from 8.50% in 1995 to 8.51% in 1996) in the weighted average yield on those loans.

     Interest earned on investments (including available-for-sale securities, held-to-maturity securities and other investments) increased by $795,000 in 1996 when compared to 1995. The average outstanding balance of investments increased from $38.4 million in 1995 to $49.5 million in 1996, an increase of $11.1 million. The Company acquired $9.0 million of callable U.S. Government Agency obligations during 1996. However, despite these acquisitions, due to the call structure of these acquired bonds, as well as the call features and scheduled maturities of the Company's other investments, the Company's holdings of these securities at December 31, 1996 was actually below the December 31, 1995 totals for these securities. The average balance for these securities for 1996 was significantly higher than the year-end balance however, and these investments contributed to the higher yield attained in 1996 from the securities portfolio.

     Interest Expense. Interest expense for the year ended December 31, 1996 increased by $ 1.0 million when compared to 1995. Generally, this increase resulted from the carrying of larger deposit and borrowed fund balances during 1996, and also from the slightly higher overall cost of the deposits when compared to 1995 amounts.

     During 1996, the Company continued its programs designed to enable it to reacquire market share in the deposit area. During 1996, the average outstanding balance of time deposits increased by $18.1 million, while the average outstanding balance for savings accounts and interest-bearing demand deposit accounts declined during 1996 by $0.8 million and $0.6 million respectively.

     Overall, the weighted average cost of deposit accounts increased slightly during 1996. The weighted average cost of time deposits rose from 5.77% in 1995 to 5.98% in 1996. However, this increase was substantially offset by a decline in the weighted average cost of savings accounts, from 4.00% in 1995 to 3.04% in 1996, and interest-bearing deposit accounts, where 1995's cost of 2.34% was reduced to 2.10% in 1996.

     The Company increased its borrowings from the Federal Home Loan Bank of Cincinnati during 1996. The average outstanding balance of borrowings increased from $15.9 million in 1995 to $18.0 million in 1996, and the cost of these funds declined from 6.10% in 1995 to 5.87% in 1996.

     Provision for Loan Losses. The 1996 provision for loan losses was $9,000, an increase of $1,000 over the 1995 amount. The Company has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of many factors which have resulted in minimal loan losses over the last decade. Management believes that the allowance for loan losses is adequate.

     Non Interest Income. Non interest income decreased from $434,000 in 1995 to $376,000 in 1996, a decline of $58,000 or
13.4%. The principal reason for this decrease was a reduction in the net gain on loans originated for sale. During 1996, the Company realized gains on the sale of loans (including mortgage loans and education loans) of $71,000 compared to $54,000 in 1995. However, this increase in realized gains was offset by the effect of unrealized gains/losses. As the Company identifies certain loans which it originates as "held for sale", these loans are accounted for at the lower of their historical cost or their current market value. During 1996, due to interest rate movements, the market value of the loans in this category declined, resulting in a net write down of $13,000 for 1996, whereas in 1995 a net write-up of $ 81,000 was recorded.

     Non Interest Expense. Non interest expense increased from $4.0 million in 1995 to $5.4 million in 1996, an increase of $1.4 million or 34.1%. The major components of this increase are salaries and benefits expense (an increase of $83,000 or 3.9%), occupancy and equipment expense (an increase of $180,000 or 45.3%), computer service (an increase of $47,000 or 15.2%), deposit insurance (an increase of $954,000 or 300.0%) and other expenses (an increase of $87,000 or 14.9%).

     Salaries and benefits expense increased modestly during 1996, from $2,111,000 in 1995 to $2,194,000 in 1996, an increase of
$83,000. Increases in employee compensation ($95,000), and in Employee Stock Ownership Plan expense ($21,000) were somewhat offset by reductions in the expense for the Company's Bank Incentive Plan ($33,000) and in the Company's 401(k) benefit program ($22,000).

     Occupancy and equipment expense increased from $397,000 in 1995 to $577,000 in 1996, an increase of $180,000. The major components of this increase were an increase in rent expense of $15,000 resulting primarily from the leasing of the Company's Cleves-Warsaw branch (which began service in April 1996), an increase in depreciation expense for equipment of $98,000 and increases in maintenance costs for buildings and equipment of $49,000. The increases in depreciation expense and maintenance costs are directly related to the computer conversion discussed below.

     Computer service costs increased during 1996, from $310,000 in 1995 to $357,000 in 1996, an increase of $47,000. Much of this increase consists of conversion costs incurred during 1996 as the Company began performing its own data processing rather than outsourcing this activity. The Company expects computer service costs to decline in the future as efficiencies occur in this area. The expenses recorded during 1996 included non-recurring conversion costs and, for two-thirds of the year, outside service bureau costs, which will not be incurred in the future.

     The Company's deposit insurance provider, the Federal Deposit Insurance Corporation ("FDIC"), through the Savings Association Insurance Fund ("SAIF"), collected a special assessment during 1996. This assessment was intended to recapitalize the SAIF and to place the cost of bank and thrift deposit insurance on a relatively level basis. This one-time assessment totaled $927,000 for OHSL. The Company's deposit insurance increased by $954,000 during 1996 over 1995, with the special assessment being the primary reason. Larger deposit balances during 1996 when compared to 1995 account for the balance of this increase.

     Other expenses increased during 1996, from $582,000 to $669,000, an increase of $87,000. Principal components of this increase include supplies expense ($23,000 increase) and advertising expense ($49,000 increase).

     Income Tax Provision. The income tax provision decreased from $963,000 in 1995 to $650,000 in 1996, a decrease of $313,000. This decrease is the result of lower levels of pre-tax income recorded in 1996, compared to 1995.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of OHSL's operations. Unlike most industrial companies, nearly all of OHSL'S assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on OHSL'S performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issues
Financial Accounting Standards ("FAS") that affect OHSL.

FAS No. 130, "Reporting Comprehensive Income"

     FAS No. 130 is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions to owners. Net income is, therefore, a component of comprehensive income. The most common items of other comprehensive income include unrealized gains or losses on securities available for sale, gains and losses on certain foreign currency transactions, and minimum pension liability adjustments. While full disclosure for each reported period is required in year-end financial statements, interim financial statements need only disclose total comprehensive income for each reported period.

     The Standard does not mandate a specific format for reporting comprehensive income, but it does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Implementation of this Standard will require a revised presentation in future financial statements but will not otherwise affect OHSL.

FAS No. 131, "Disclosures About Segments of an Enterprise and
Related Information"

     FAS No. 131 is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods, following the first required full fiscal year disclosure. FAS No. 131 establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. FAS No. 131 supersedes the industry approach to segment disclosures previously required by FAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing it with a method of segment reporting which is based on the structure of an enterprise's internal organization reporting. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

     Management does not believe that implementation of this Standard will result in the identification of other reportable business segments at this time.

Year 2000 Issues

     It is well documented that data processing systems may experience processing difficulties unless the systems are reconfigured to handle the change to the Year 2000. OHSL is addressing the "Year 2000 problem" in several ways. The
Corporation has designated its data processing manager as head of a team whose primary objective is to review the Year 2000 problem both internally and externally. Internally, the focus remains on our in-house data processing system, and the vendors who support this in-house system. Externally, OHSL is contacting all vendors who sell, service or support data processing products that impact our data processing or other operations. Examples of these are vendors who provide data processing for our investment portfolio or for our loan review function. All vendors are being required to provide evidence in support of their efforts to address the Year 2000 problem. OHSL will review the progress shown by our vendors and, if not satisfactory, will consider other vendors or other means for obtaining such products or services. All Year
2000 matters are being evaluated on a priority basis, with greater attention being given to more significant areas of operation and less attention to areas of little impact in the event of non-compliance. It is anticipated that this review will continue through the changeover date, as OHSL anticipates that new vendors and suppliers will be added over time. OHSL believes that the cost for dealing with the Year 2000 problem will not be material.

     OHSL believes that its efforts in this area will prevent any Year 2000 problems which will pose a material impact upon the financial condition, liquidity, capital resources or operations of OHSL or Oak Hills Savings and Loan Company, F.A.

Asset/Liability Management

     The measurement and analysis of OHSL's exposure to changes in the interest rate environment is referred to as asset/liability management. One way to analyze the Company's interest rate sensitivity is to measure the Company's interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets which are anticipated to mature or reprice within that period and the amount of interest-bearing liabilities which are expected to mature or reprice within the same period. OHSL relies on certain assumptions, such as the amount and timing of loan prepayments, for example, in the measurement of the interest rate sensitivity gap. A gap measurement is referred to as positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. Conversely, a negative gap indicates a situation where the amount of liabilities which mature or reprice in a given period exceeds the amount of interest rate sensitive assets.

     In a period of declining interest rates, a negative gap would tend to enhance (that is, to increase) net interest income as maturing and/or repricing liabilities can be replaced with lower rate liabilities more quickly than maturing assets. Conversely, a positive gap would generally adversely affect net interest income in a period of declining rates.

     In a period of rising interest rates, a positive gap could enhance net interest income as maturing assets could be reinvested at higher rates faster than liabilities would increase in rate. A negative gap would adversely affect net interest income in a period of rising interest rates.

     In an attempt to manage its exposure to changes in interest rates, management closely monitors the Company's interest rate risk. The Company has an asset/liability management committee consisting of all of the Company's directors and executive officers which meets at least once per quarter to review the Company's interest rate risk position and to make recommendations for adjusting such position. In addition, the asset/liability management committee reviews the estimated effect on the Company's earnings and capital under various interest rate scenarios.

     In managing its asset/liability mix, the Company may, at times-depending on the relationship between long- and short-term interest rates, market conditions and consumer preference-place somewhat greater emphasis on maximizing its net interest margin than on strictly matching the interest rate sensitivity of its assets and liabilities. The Board of Directors believes that the increased net income resulting from a modest mismatch in the maturity of its asset and liability portfolios can, during periods of stable interest rates, provide high enough returns to justify the increased exposure which can result from such a mismatch. The Board of Directors has established limits on the Company's interest rate risk based on an interest rate risk simulation model. However, there can be no assurance that management's efforts to limit interest rate risk will be successful.

     To the extent consistent with interest rate spread objectives, the Company attempts to reduce its interest rate risk by taking various steps. First, the Company focuses a portion of its 1-4 family residential lending program on adjustable-rate mortgage loans ("ARMs"). Despite the decline in ARM originations over the last several years as a result of the decline in market interest rates (resulting in greater customer demand for fixed rate loans), at December 31, 1997, approximately $52.3 million (42.5%) of the Company's 1-4 family residential loans consisted of ARMS. Second, the Company has maintained a significant portfolio of multi-family and commercial real estate loans having adjustable rates. Third, the Company seeks to maintain its portfolio of consumer and construction loans having short terms to maturity and/or adjustable interest rates. Fourth, the Company maintains a substantial portion of its investment portfolio in instruments having adjustable interest rates and/or short or intermediate effective terms to maturity. Fifth, the Company has from time to time offered attractive interest rates and other promotions to attract transaction accounts, which are considered to be more resistant to changes in interest rates than certificate accounts. Finally, the Company may from time to time utilize long-term borrowings and/or promotions which are designed to attract intermediate to long-term deposits in an effort to extend the term to maturity of its liabilities

     The table which follows sets forth the anticipated repricing or maturity of OHSL's assets and liabilities as of December 31, 1997, based on the following significant assumptions:

    (i) Fixed-rate certificate accounts will not be withdrawn prior to maturity.

    (ii) Transaction accounts are assumed to reprice during the first time period included in the table.

    (iii) Adjustable-rate mortgage loans which reprice annually on 1-4 family residential properties are assumed to prepay at a rate of approximately 47% per year and the amortized balances are shown as being due in the period in which the interest rates are next subject to change. Adjustable-rate mortgage loans on non-residential properties are assumed to prepay at a rate of approximately 15% per year.

    (iv) Fixed-rate 1-4 family loans with remaining terms to maturity of five years or less are assumed to prepay at a rate of 14% per year. Loans with remaining terms to maturity of over five years will prepay annually as follows:

Mortgage Loan       Prepayment
Interest Rate       Assumptions

Less than 8%           10%
8% to 8.99%            14%
9% to 9.99%            21%
10% or greater         22%

     The prepayment assumptions are based on recent prepayment history of similar loans in the State of Ohio.

    The following table does not necessarily indicate the impact of general interest rate movements on OHSL's net interest margin, as the repricing of some assets and liabilities is subject to outside forces which may be beyond the Company's control, such as a decision by a
U.S. government agency such as the Federal Home Loan Bank to call a security owned by the
Company for payment. Accordingly, there is no certainty that OHSL's assets and liabilities will, in fact, mature or reprice within the time frames indicated in the following table.

                                                        Maturing or Repricing
                               -----------------------------------------------------------------
                                                  Total
                                0-3      4-12     Within    Over1-3    Over3-5     Over
                               Months   Months   One Year    Years      Years     5 Years  Total
                               -----------------------------------------------------------------
                                                        (Dollars in thousands)
Mortgage Loans:
 Adjustable-rate/residential
    1 to 4(1)                $ 16,544   $30,642   $47,186   $4,476   $   611   $   --   $ 52,273
 Fixed-rate/residential
    1 to 4                      5,277    12,090    17,367    16,899   12,139     24,540   70,945
 Other residential and all
    Non-residential             4,407    12,718    17,125    16,541    2,562      2,418   38,646
Consumer loans                  5,643    1,606      7,249     3,160      927        --    11,336
Available-for-sale securities   3,249    1,619      4,868     2,706    2,163      1,037   10,774
Held-to-maturity securities
    and other                  15,487    7,446     22,933    11,151    4,090      7,352   45,526
                               -----------------------------------------------------------------
Total interest-earning assets  50,607   66,121    116,728    54,933   22,492     35,347  229,500
                               -----------------------------------------------------------------
Savings deposits               26,859      --      26,859        --      --         --    26,859
NOW and money markets          26,068      --      26,068        --      --         --    26,068
Certificates                   43,991   38,965     82,956    28,889   12,387      4,275  128,507
FHLB advances                  14,500    2,000     16,500     3,334    4,583      2,153   26,570
                               -----------------------------------------------------------------
 Total interest-bearing
   liabilities                111,418   40,965    152,383    32,223   16,970      6,428  208,004
                               -----------------------------------------------------------------
Interest-earning assets less
    Interest-bearing
    liabilities              $ (60,811)$ 25,156  $(35,655) $ 22,710  $ 5,522    $28,919 $ 21,496
                             ===================================================================



Cumulative interest-rate
    sensitivity gap          $ (60,811)$(35,655) $(35,655) $(12,945) $(7,423)   $21,496
                             ==========================================================

Cumulative interest-rate
    gap as a percentage of
     Interest-earning assets   (26.50)%  (15.54)% (15.54)%   (5.64)%   (3.23)%   9.37%
                             ==========================================================

___________________________
(1) Includes loans held for sale of $730.

                             REPORT OF INDEPENDENT AUDITORS



Board of Directors
OHSL Financial Corp.
Cincinnati, Ohio

We have audited the accompanying consolidated statements of financial condition of OHSL Financial Corp. as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of OHSL Financial Corp. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                              Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 22, 1998


                         OHSL FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      December 31, 1997 and 1996
           (Dollars in thousands, except per share amounts)


                                                     1997      1996
ASSETS
Cash and due from banks                            $ 4,652     $  4,680
Short-term investments                              11,572        3,693
                                                    ------       -------
 Cash and cash equivalents                          16,224        8,373
Interest-bearing balances with financial
 institutions                                          100          100
Available-for-sale securities (Note 2)              10,774       13,969
Held-to-maturity securities
 (fair value of $34,145 and $28,953) (Note 2)       33,854       29,162
Loans held for sale                                    730          436
Loans receivable (Note 3)                          172,297      158,520
 Less: Allowance for loan losses (Note 4)             (529)        (499)
                                                   -------      --------
     Loans-net                                     171,768      158,021
Office properties and equipment-net (Note 5)         2,148        2,398
Federal Home Loan Bank stock, at cost                1,630        1,518
Accrued interest receivable                          1,355        1,371
Other assets                                           322          320
                                                   -------      -------
                                                  $238,905     $215,668
                                                   =======      =======
LIABILITIES AND SHAREHOLDERS'EQUITY
Liabilities
  Deposits (Note 6)                               $184,690     $169,486
  Advances from Federal Home Loan Bank (Note 7)     26,570       19,116
  Accrued interest payable                             233          215
  Advances from borrowers for taxes and insurance      737          690
  Other liabilities                                    643          965
                                                   -------     --------
                                                   212,873      190,472
Shareholders' equity
 Common stock ($.01 par value-3,500,000 shares
  authorized and 1,426,395 and 1,401,611 shares
  issued)                                               14           14
 Additional paid-in capital                         14,157       13,652
 Retained earnings                                  15,795       14,839
 Unamortized cost of bank incentive plan                (1)         (15)
 Unearned shares held by employee stock
   ownership plan                                     (356)        (475)
 Treasury stock (184,396 and 147,351 shares,
  at cost)                                          (3,607)      (2,751)
 Net unrealized gain/(loss) on available-for-sale
  securities                                            30          (68)
                                                   -------      -------
                                                    26,032       25,196
                                                   -------      -------
                                                  $238,905     $215,668
                                                   =======      =======

See accompanying notes.

                        OHSL FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME
              Years ended December 31, 1997, 1996 and 1995
             (Dollars in thousands, except per share amounts)
                                         1997       1996     1995
INTEREST INCOME
Loans, including related fees          $13,900    $12,850   $12,128
Securities                               3,244      2,977     2,014
Other                                      468        380       539
                                        ------     ------    ------
                                        17,612     16,207    14,681
                                        ------     ------    ------
INTEREST EXPENSE
Deposits                                 8,970      8,235     7,294
Federal Home Loan Bank advances          1,515      1,054       968
                                        ------     ------    ------
                                        10,485      9,289     8,262
                                        ------     ------    ------

NET INTEREST INCOME                      7,127      6,918     6,419
Less provision for loan losses (Note 4)     32          9         8
                                        ------     ------    ------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                            7,095      6,909     6,411
                                        ------     ------    ------
NONINTEREST INCOME
Service charges and fees                   241        224       230
Net gain on loans originated for sale      122         45        99
Gain/(loss) on securities (Note 2)          (4)        10         -
Commissions                                 27         10        20
Other                                      129         87        85
                                        ------     ------    ------
                                           515        376       434

NONINTEREST EXPENSE
Salaries and employee benefits
 (Note 9)                                2,424      2,194     2,111
Occupancy and equipment, net               679        577       397
Computer service                           144        357       310
Deposit insurance                          109      1,272       318
Franchise taxes                            326        332       309
Other                                      898        669       582
                                        ------    -------    ------
                                         4,580      5,401     4,027
                                        ------    -------    ------

INCOME BEFORE INCOME TAXES               3,030      1,884     2,818
Income tax expense (Note 11)             1,023        650       963
                                        ------     ------    ------
NET INCOME                             $ 2,007    $ 1,234   $ 1,855
                                        ======     ======    ======
Per share data (Note 12):
Earnings per share                     $  1.67    $  1.01   $  1.52
Earnings per share, assuming dilution     1.62        .98      1.48

See accompanying notes.

                                          OHSL FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             Years ended December 31, 1997, 1996 and 1995
                          (Dollars in thousands, except per share amounts)
                                                                                            Net
                                                                                        Unrealized
                                                                                      Gain/(Loss) on
                                         Additional                                     Available
                               Common      Paid-in     Retained    Benefit   Treasury    for-Sale
                                Stock      Capital     Earnings     Plans     Stock     Securities     Total
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995       $    14    $ 13,156     $ 13,497    $ (821)   $ (1,544)  $  (611)      $23,691

Bank incentive plan
  amortization expense               -           -            -        63           -         -            63
Exercise of stock options
  (17,065 shares)                    -         171            -         -           -         -           171
Acquisition of treasury
  stock (20,365 shares)              -           -            -         -        (360)        -          (360)
Employee stock ownership
  shares earned                      -         102            -       119           -         -           221
Net income                           -           -        1,855         -           -         -         1,855
Cash dividends ($.68/share)         -           -         (826)        -           -         -          (826)
Change in net unrealized
  gain/(loss)                        -           -            -         -           -       639           639
                               -------------------------------------------------------------------------------
Balance, December 31, 1995          14      13,429       14,526      (639)     (1,904)       28        25,454

Bank incentive plan
  amortization expense               -           -            -        30           -         -            30
Exercise of stock options
  (9,882 shares)                     -          99            -         -           -         -            99
Acquisition of treasury
  (Stock (39,771 shares)             -           -            -         -        (847)        -          (847)
Employee stock ownership
  shares earned                      -         124            -       119           -         -           243
Net income                           -           -        1,234         -           -         -         1,234
Cash dividends ($.76/share)          -           -         (921)        -           -         -          (921)
Change in net unrealized
  gain/(loss)                        -           -            -         -           -       (96)          (96)
                               -------------------------------------------------------------------------------
Balance, December 31, 1996          14      13,652       14,839      (490)     (2,751)      (68)       25,196

Bank incentive plan
  amortization expense               -           -            -        14           -         -            14
Exercise of stock options
  (24,784 shares)                    -         337            -         -           -         -           337
Acquisition of treasury
  stock (37,045 shares)              -           -            -         -        (856)        -          (856)

Employee stock ownership
  shares earned                      -         168            -       119           -         -           287
Net income                           -           -        2,007         -           -         -         2,007
Cash dividends ($.88/share)          -           -       (1,051)        -           -         -        (1,051)
Change in net unrealized
  gain/(loss)                        -           -            -         -           -        98            98
                               -------------------------------------------------------------------------------
Balance, December 31, 1997     $    14    $ 14,157     $ 15,795    $ (357)   $ (3,607)  $    30       $26,032
                               ===============================================================================

                                      OHSL FINANCIAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Year ended December 31, 1997, 1996 and 1995
                                      (Dollars in thousands)
_______________________________________________________________________________
                                                1997        1996       1995
________________________________________________________________________________
Cash flows from operating activities
  Net income                                  $  2,007    $  1,234  $   1,855
  Reconciling items
    Depreciation and amortization                  352         247        147
    Net amortization/(accretion) on securities     (57)         16         20
    Provision for loan losses                       32           9          8
    (Gain)/loss on securities                        4         (10)         -
    Gain on sale of loans                         (122)        (45)       (99)
    Net change in loans held for sale             (172)        611       (236)
    Deferred loan fees                            (194)       (194)      (229)
    Federal Home Loan Bank stock dividends        (112)       (101)       (93)
    Employee stock ownership shares earned         287         243        221
    Change in assets and liabilities
    Interest receivable                            16         (52)       (175)
      Other assets                                  12        (140)        41
      Accrued interest payable                      18         125         20
      Income tax payable                            (6)         48        106
      Other liabilities                           (279)         (3)         7
                                              _______________________________
        Net cash from operating activities       1,786      1,988       1,593
Cash flows from investing activities
  Net change in interest-bearing balances with
    financial institutions                          -         500         546
  Purchase of held-to-maturity securities      (17,519)   (13,220)    (11,103)
  Proceeds from maturities and repayments of
    Held-to-maturity securities                 12,859     11,897       4,879
  Purchase of available-for-sale securities         -      (3,815)     (9,892)
  Proceeds from maturities and repayments of
    available-for-sale securities                1,561      1,399       1,771
  Proceeds from sales of available-for-sale
     securities                                  1,805      2,004         -
  Loans made to customers net of payments
     received                                  (13,585)   (15,685)     (6,515)
  Proceeds from sale of loans                       -          -        1,848
  Purchase of property and equipment              (102)    (1,125)       (102)
                                         ______________________________________
    Net cash investing activities              (14,981)   (18,045)    (18,568)


                                             OHSL FINANCIAL CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Year ended December 31, 1997, 1996 and 1995
                                            (Dollars in thousands)
_______________________________________________________________________________________________________________
                                                                  1997             1996           1995
____________________________________________________________________________________________________________
Cash flows from financing activities
  Net change in deposits                                       $ 15,204        $ 10,172        $ 23,727
  Proceeds from Federal Home Loan Bank advances                  23,500          28,500          26,500
  Payments on advances from Federal Home Loan Bank              (16,046)        (26,784)        (24,250)
  Net change in advances from borrowers for taxes
    and insurance                                                    47            (107)            100
  Purchase of treasury stock                                       (856)           (847)           (360)
  Exercise of stock options                                         248              99             171
  Cash dividends                                                 (1,051)           (921)           (826)
                                                               ________________________________________
    Net cash from financing activities                           21,046          10,112          25,062
                                                               ________________________________________

Net change in cash and cash equivalents                           7,851          (5,945)          8,087

Cash and cash equivalents at beginning of period                  8,373          14,318           6,231
                                                               ________________________________________

Cash and cash equivalents at end of period                     $ 16,224        $  8,373        $ 14,318
                                                               ========================================

Cash paid during the period for:
  Interest                                                     $ 10,467        $  9,164        $  8,242
  Income taxes                                                    1,029             602             857


                      OHSL FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1997, 1996 and 1995
         (Dollars in thousands, except per share amounts)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of OHSL Financial Corp. (OHSL) and its wholly-owned subsidiary, Oak Hills Savings and Loan Company, FA
(Company) and the Company's wholly-owned subsidiary, CFSC, Inc.
Intercompany transactions are eliminated in consolidation.

Nature of Operations: OHSL operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets. OHSL generates mortgage and consumer loans and receives deposits from customers located primarily in the counties of Hamilton, Butler and Clermont in Ohio, and Ohio county in Indiana. A substantial portion of the loan portfolio is secured by single family and multifamily mortgages. CFSC, Inc. sells investment products, primarily mutual fund and annuity products, to retail customers. The majority of the Company's revenue is derived from retail lending activities and securities.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments (and status of contingencies) are particularly subject to change.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Available for sale securities are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value when a decline in fair value is not temporary. Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Loan Income: Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Other Real Estate: Real estate acquired through foreclosure is carried at the lower of cost (fair value at the date of foreclosure) or the fair value less estimated selling costs. Losses are recognized by a charge to income and the creation of a valuation allowance. The allowance may increase or decrease by charges or credits to income. Expenses incurred in carrying other real estate are charged to operations as incurred. At December 31, 1997, no other real estate was held by the Company.

Servicing Rights: Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation, computed using both the straight-line and accelerated methods.

Benefit Plans: The Company maintains an Employee Stock Ownership Plan (ESOP) covering substantially all full time employees. The expense recognized is based on the current market value of shares earned by participants. Unearned shares are not considered to be outstanding shares for the purpose of computing earnings per share. The difference between the cost of ESOP shares earned, and their market value, is reflected as an addition to additional paid-in capital.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Share: Earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assume issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per share previously reported are restated to follow the new standard.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the bank to the holding company or by the holding company to shareholders.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Future Accounting Changes: New accounting standards have been issued which will require future reporting of comprehensive income (net income plus changes in holding gains and losses on available for sale securities) and may require redetermination of industry segment financial information.

                                                             OHSL FINANCIAL CORP.
                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      December 31, 1997, 1996 and 1995
                                                   (Dollars in thousands, except per share amounts)

NOTE 2 - SECURITIES
The year-end amortized cost and fair value of available-for-sale securities were as follows:

                                                                        1997
                                       _____________________________________________________________________
                                                            Gross               Gross
                                       Amortized          Unrealized          Unrealized          Fair
                                         Cost               Gains               Losses            Value
                                       _____________________________________________________________________
Corporate notes                        $    500            $     -            $    (10)        $    490
Mutual funds                              2,798                 40                 (35)           2,803
Mortgage-backed securities                7,429                 57                  (5)           7,481
                                       _____________________________________________________________________
                                       $ 10,727            $    97            $    (50)        $ 10,774
                                       _____________________________________________________________________

                                                                        1996
                                       _____________________________________________________________________
                                                            Gross               Gross
                                       Amortized          Unrealized          Unrealized          Fair
                                         Cost               Gains               Losses            Value
                                       _____________________________________________________________________
Corporate notes                        $    500            $     -            $    (32)        $    468
Mutual funds                              2,798                 11                 (39)           2,770
Mortgage-backed securities               10,774                 29                 (72)          10,731
                                       _____________________________________________________________________
                                       $ 14,072            $    40            $   (143)        $ 13,969
                                       =====================================================================

The amortized cost and fair value of available-for-sale securities at December 31, 1997, by contractual maturity, are shown below.
Actual maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.


                                               Amortized             Fair
                                                 Cost                Value
                                               _____________________________
Due within one year                            $       -          $      -
Due after one year through five years                  -                 -
Due after five years through ten years               500               490
Due after ten years                                    -                 -
Mutual funds                                       2,798             2,803
Mortgage-backed securities                         7,429             7,481
                                               ______________________________
                                               $  10,727          $ 10,774
                                               ==============================

Sales of available-for-sale securities generated gross gains of $2 and $22, and gross losses of $6 and $12 in 1997 and 1996, respectively.

                                                              OHSL FINANCIAL CORP.
                                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      December 31, 1997, 1996 and 1995
                                                   (Dollars in thousands, except per share amounts)


The year-end amortized cost and fair value of held-to-maturity securities were as follows:

                                                                        1997
                                       _____________________________________________________________________
                                                            Gross               Gross
                                       Amortized          Unrealized          Unrealized          Fair
                                         Cost               Gains               Losses            Value
                                       _____________________________________________________________________
Obligations of U.S. Government
  agencies                             $ 14,034            $    78            $    (11)        $ 14,101
Tax-free obligations                      1,087                 42                   -            1,129
Collateralized mortgage obligations      18,733                211                 (29)          18,915
                                       _____________________________________________________________________
                                       $ 33,854            $   331            $    (40)        $ 34,145
                                       _____________________________________________________________________


                                                                        1996
                                       _____________________________________________________________________
                                                       Gross         Gross
                                       Amortized     Unrealized    Unrealized          Fair
                                         Cost          Gains         Losses            Value
                                       _____________________________________________________________________
Obligations of U.S. Government
 agencies                              $ 17,330     $    74     $   (126)        $ 17,278
Tax-free obligations                        810          11           (3)             818
Collateralized mortgage obligations      11,022           3         (168)          10,857
                                       _____________________________________________________
                                       $ 29,162     $    88     $   (297)        $ 28,953
                                       =====================================================================

The amortized cost and fair value of held-to-maturity securities at December 31, 1997, by contracutal maturity, are shown below.
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Amortized             Fair
                                                 Cost                Value
                                               _____________________________
Due within one year                            $   1,185         $   1,183
Due after one year through five years              4,491             4,513
Due after five years through ten years             5,627             5,688
Due after ten years                                3,818             3,846
Collateralized mortgage obligations               18,733            18,915
                                               ______________________________
                                               $ 33,854          $  34,145
                                               ==============================


To secure public deposits at December 31, 1997 and 1996, the Company has pledged a portion of one of its mortgage-backed securities. The carrying value of the poledged portion was $526 at December 31, 1997, and the market value was approximately $523.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                          1997          1996
                                       ------------------------
Mortgage loans secured by:
     One-to-four family residences     $ 122,488     $ 111,054
     Other properties                     30,637        28,689
Construction                               9,366         9,866
Loans on savings accounts                    218           223
Second mortgage loans                      1,846         2,319
Home improvement loans                       577           478
Consumer loans                             6,214         5,935
Automobile loans                           4,070         4,091
Educational loans                            257           285
                                       -----------------------
     Gross loans receivable              175,673       162,940
Undisbursed portion of loans in
   process                               (3,203)       (4,065)
Unearned interest, premiums and
   discounts, net                            --             12
Deferred loan fees, net                    (173)         (367)
                                       -----------------------
                                       $ 172,297     $ 158,520
                                       =======================

Mortgage loans serviced for others are not included in the accompanying Consolidated Statements of Financial Condition. The unpaid principal balances of these loans are summarized as follows:

                                    1997       1996       1995
                                  -------------------------------
Mortgage loan portfolios
   serviced for:
     FHLMC                        $ 20,119   $ 18,503    $ 17,835
     Other investors                 5,923      5,331       5,471
                                  -------------------------------
                                  $ 26,042   $ 23,834    $ 23,306
                                  ===============================

Activity for capitalized originated mortgage servicing rights was as follows:

                                          1997            1996
                                       -------------------------
Beginning of year:                     $     27         $     --
Additions                                    53               33
Amortized to expense                       (20)              (6)
                                       -------------------------
End of year                            $     60         $     27
                                       =========================

Certain of OHSL's officers and directors are loan customers of the Company. The balance of loans outstanding to these individuals was not significant at December 31, 1997 or 1996.

The balance of loans on non-accrual status was not significant at December 31, 1997 or 1996.

The Company had no loans designated as impaired at December 31, 1997 or 1996, nor were any loans so designated during 1997, 1996 or 1995.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:


                                    1997       1996       1995
                                  -------------------------------
Balance at beginning of period    $  499     $    515    $    507
Provision for loan losses             32            9           8
Loan charge-offs                     (2)          (25)         --
Recoveries                            --           --          --
                                  -------------------------------
Balance at end of period          $  529     $    499    $    515
                                  ===============================


NOTE 5 - PREMISES AND EQUIPMENT

A summary of office properties and equipment is as follows:

                                          1997            1996
                                       -------------------------
Land                                   $    126         $    126
Office buildings and improvements         2,407            2,396
Furniture and equipment                   2,580            2,489
                                       -------------------------
                                          5,113            5,011

Accumulated depreciation and
   amortization                           2,965            2,613
                                       -------------------------
                                       $ 2,148          $  2,398
                                       =========================


NOTE 6 - DEPOSITS

Deposits are summarized as follows:

                                       1997              1996
                                      ------------------------
                                 Amount  Percent   Amount  Percent
                              ------------------------------------
Non interest-bearing deposits $   3,256    1.8%   $ 2,669    1.6%
NOW accounts                     16,670    9.0     16,487    9.7
Savings accounts and MMDA's      36,257   19.6     35,867   21.2
                              ----------------------------------
                                 56,183   30.4     55,023   32.5
                              ----------------------------------

Certificates of deposit
     2.00% to 3.99%                 625     .3        906    0.5
     4.00% to 5.99%              58,458   31.7     57,360   33.9
     6.00% to 7.99%              67,449   36.5     52,274   30.8
     8.00% to 9.99%               1,975    1.1      3,923    2.3
                              ----------------------------------
                                128,507   69.6    114,463   67.5
                              ----------------------------------
                              $ 184,690  100.0%  $169,486  100.0%
                              ===================================


At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

          1998          $ 78,062
          1999            17,184
          2000            17,290
          2001            11,843
          2002             3,958
          Thereafter         170
                        --------
                        $128,507
                        ========

The aggregate amount of certificates of deposit in denominations of $100 or more was $13,861 and $11,858 at December 31, 1997 and 1996, respectively.


NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Cincinnati (FHLB) at year-end consist of the following:

                     1997                     1996
                   ----------------------------------
                   Weighted                 Weighted
                    Average                  Average
   Year of         Interest                 Interest
Final Maturity       Rate       Balance       Rate       Balance
----------------------------------------------------------------
1997                                          5.77%      $ 5,750
1998                5.93%       $  4,667      5.65         5,500
1999                5.75           2,667      6.00         1,500
2000                6.25             500      6.25           700
2001                6.18           2,583      6.23         2,750
2002                6.00          14,000      6.57         2,916
2006                6.57           2,153
                                --------------------------------
                                $ 26,570                 $19,116
                                ================================

          OHSL FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     December 31, 1997, 1996, and 1995
(Dollars in thousands, except per share amounts)

NOTE 7-ADVANCES FROM FEDERAL HOME LOAN BANK(continued)

Required annual principal payments at December 31, 1997 are as follows:

Year Ending
-----------
1998          $6,867
1999           1,201
2000             267
2001           2,082
2002          14,000
Thereafter     2,153
              ------
             $26,570
             =======

These advances require monthly interest payments and are secured by a blanket collateral agreement covering the majority of the Company's residential mortgage loans and securities. Certain advances may be prepaid, without penalty, prior to maturity. Others may not be prepaid without penalty. The advances maturing in 2006 are mortgage-matched advances. Required principal payments on these advances are based on the expected repayment of pools of mortgage loans with similar terms.

NOTE 8-CAPITAL REQUIREMENTS

At the time of its conversion to a stock form of organization, the Company established a liquidation account in an amount equal to its total net worth as of the date of the latest statement of financial condition appearing in the final prospectus, which was $10,998. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Company after the conversion. The liquidation account declines annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance allocated to the liquidation account is not available for payment of dividends.

The Company has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts in excess of the provision for such losses charged against income in the financial statements, if any. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes would be imposed at the then applicable rates. In accordance with FAS No. 109, the Company has not recorded a tax liability for $2,300 of the tax reserve which accumulated prior to January 1, 1988. At current tax rates, the tax due on that amount would be $782.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the Office of Thrift Supervision's (OTS) minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. These guidelines and the Federal Deposit Insurance Corporation's (FDIC) regulatory framework for prompt corrective action involve quantitative measures of capital, assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices as well as qualitative judgments by the regulators about components, risk weightings, and other factors. The Company's capital ratios resulted in it being designated "well capitalized" at December 31, 1997 and 1996.


                                       OHSL FINANCIAL CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997, 1996 and 1995
                        (Dollars in thousands, except per share amounts)
_______________________________________________________________________________________________

At December 31, under these capital requirements the Company had:

                                                               OTS                    FDIC
                                                     -------------------------------------------
                                                              Minimum               Required
                                                       Required For Capital      Minimum To Be
                                   Actual                Adequacy Purposes    "Well Capitalized"
                              ------------------------------------------------------------------
                              Amount                  Amount                  Amount
                              ($000)       Ratio      ($000)      Ratio       ($000)      Ratio
                              ------------------------------------------------------------------
1997
----

Total Capital
  (to Risk Weighted Assets)   $21,035      17.26%     $  9,748    8.00%       $12,185     10.00%

Tier I Capital (Core Capital)
  (to Risk Weighted Assets)    20,515      16.84         4,874    4.00          7,311      6.00

Tier 1 Capital (Core Capital)
  (to Adjusted Assets)         20,515       8.77         9,361    4.00         11,702      5.00

Tangible Capital
  (to Adjusted Assets)         20,515       8.77         3,510    1.50           N/A        N/A


1996
----

Total Capital
  (to Risk Weighted Assets)   $19,968      18.40%     $  8,681    8.00%       $10,851     10.00%

Tier I Capital (Core Capital)
  (to Risk Weighted Assets)    19,481      17.95         4,341    4.00          6,510      6.00

Tier 1 Capital (Core Capital)
  (to Adjusted Assets)         19,481       9.24         8,435    4.00         10,544      5.00

Tangible Capital
  (to Adjusted Assets)         19,481       9.24         3,163    1.50           N/A        N/A

/TABLE

Total capital differs from tangible and core capital due to the inclusion of the Company's general valuation allowance which totaled $520 and $487 at December 31, 1997 and 1996.

NOTE 9-BENEFIT PLANS

OHSL shareholders approved a Stock Option Plan in 1993 which reserved 135,660 shares of common stock for granting options to directors and officers of OHSL and the Company. Under the terms of the Plan, options would be granted at values not less than the fair market value of the shares at the date of the grant. Options must be exercised within ten years of grant. There were 124,796 options granted during 1993 at a price of $10 per share. No options have been granted since that time and no options have been forfeited. At December 31, 1997, 55,001 options remain outstanding and all are currently vested and exercisable.

In 1993, the Company established a Bank Incentive Plan (BIP) that awarded 40,696 shares of stock to certain officers and directors of the Company. The stock awarded under the Plan is restricted as to certain rights at the time of issuance. These restrictions are removed over a two year period for directors and a four year period for officers. The cost of these shares is amortized over the vesting periods described above. Expense recorded for the BIP totalled $14 in 1997, $30 in 1996 and $63 in 1995.

The Company maintains an ESOP which purchased 7%, or 94,962 shares, of the stock offered in the conversion. The funds used by the ESOP to purchase the stock were provided by a loan from OHSL which will be repaid by contributions to the ESOP by the Company in the future. Pursuant to the ESOP, 11,870 of the 94,962 shares are to be allocated to participants annually. Shares are allocated based upon employee compensation levels during the year. ESOP expense is based on the fair value of shares earned and totaled $287, $243 and $221 for 1997, 1996 and 1995. At December 31,
1997,47,482 shares with a fair value of $1,282 were unearned and held in suspense by the ESOP, 11,870 shares had been released for allocation and 35,610 shares had been allocated to participants. Dividends paid on unreleased shares are used to service ESOP debt.

NOTE 10-COMMITMENTS AND CONTINGENT LIABILITIES

Expense for leased premises was $38, $32 and $17 for the years ended December 31, 1997, 1996 and 1995. Future minimum lease payments at December 31, 1997 for all non-cancelable leases are as follows:

              1998             $ 38
              1999               39
              2000               40
              2001               15
                               ____
                               $132
                               ====

Some financial instruments are used to meet customer financing needs and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the balance sheet.

At year-end these financial instruments are summarized as follows:

                                         1997          1996
                                         __________________

Commitments to make loans:
     Fixed rate                         $  822       $1,339
     Variable rate                         160          382
Unused portions of lines of credit       4,608        4,311
Standby letters of credit                   41          221


The commitments to make loans relate to residential mortgage loans. Generally such commitments are for 45 days. At December 31, 1997, the fixed rate loan commitments had an average rate of 7.85%. The lines of credit are primarily variable rate home equity lines of credit.

OHSL and the Company are party to various legal actions arising in the course of its business. In the opinion of management, OHSL and the Company have adequate legal defenses and/or insurance coverage with respect to these actions. Management does not believe their resolution will materially affect the operations or financial position of OHSL.

NOTE 11-INCOME TAX EXPENSE

An analysis of income tax expense is as follows:


                              1997         1996        1995
                             ______________________________

Current                      $  834        $567       $ 816
Deferred                        189          83         147
                             ______________________________
                             $1,023        $650        $963
                             ==============================

                         OHSL FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31,1997,1996 and 1995
             (Dollars in thousands, except per share amounts)

__________________________________________________________________

NOTE 11- INCOME TAX EXPENSE (Continued)

The difference between the financial statement income tax expense and amounts computed using the statutory federal tax rate of 34% is reconciled as follows:

                                     1997     1996     1995
                                   -------------------------------
Income tax provision
  computed at statutory rate        $1,030   $  641   $  958
Add (subtract) tax effect of
  Tax-exempt interest                  (17)     (15)     (7)
  Other                                 10       24      12
                                   -------------------------------
                                    $1,023   $  650   $  963
                                   ===============================

The net deferred tax liability, as of December 31, 1997 and 1996, reflected in the consolidated statements of financial position is comprised of the following components:

                                              1997     1996
                                             ---------------------

Deferred tax receivable from:
  Deferred loan fees                         $   59   $  136
  Unrealized loss on available-for-sale
    securities                                    -       35
    Other                                         8       21
                                             ---------------------
                                                 67      192

Deferred tax liability for:
  Bad debt deductions                          (221)    (231)
  FHLB stock dividends                         (293)    (255)
  Unrealized gain on available-for-sale
    securities                                  (17)       -
  Other                                        (119)     (48)
                                             ---------------------
                                               (650)    (534)

Valuation allowance for deferred tax
  receivable                                      -        -
                                             ---------------------
    Net deferred tax liability               $ (583)  $ (342)
                                             =====================

NOTE 12 - EARNINGS PER SHARE

The following table presents the number of shares used to compute earnings per share:

                                      1997     1996     1995
                                   -------------------------------

Weighted average shares
  outstanding used to
  compute earnings per
  share                            1,199,214  1,220,361  1,217,578
Effect of potentially dilutive
  shares                              36,300     35,241     39,318
                                   -------------------------------
Shares used to compute diluted
  earnings per share               1,235,514  1,255,602  1,256,896
                                   ===============================

                         OHSL FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31,1997,1996 and 1995
             (Dollars in thousands, except per share amounts)

__________________________________________________________________

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments are as follows:

                                    1997                     1996
                                    -------------------------------------
                                    Carrying   Fair    Carrying    Fair
                                    Value      Value    Value      Value
                                    -------------------------------------
Financial assets
  Cash and short-term investments $ 16,324  $ 16,324  $  8,473  $  8,473
  Available-for-sale securities     10,774    10,774    13,969    13,969
  Held-to-maturity-securities       33,854    34,145    29,162    28,953
  Loans (net)                      172,498   177,538   158,457   161,742
  Accrued interest receivable        1,355     1,355     1,371     1,371

Financial liabilities
  Deposits                        (184,690) (185,481) (169,486) (170,982)
  FHLB Advances                    (26,570)  (26,456)  (19,116)  (19,056)
  Accrued interest payable            (233)     (233)     (215)     (215)


Estimated fair value approximates carrying amount for all items except those described below.
Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the quoted market prices for similar loans or pools of loans. Estimated fair value for time deposits and
FHLB Advances is based on the rates paid at year end for new deposits or borrowings, applied until maturity. Estimated fair value for off-balance sheet loan commitments are considered nominal.

                         OHSL FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995
           (Dollars in thousands, except per share amounts)

NOTE 14-PARENT COMPANY FINANCIAL STATEMENTS


                                   CONDENSED BALANCE SHEETS
                                  December 31, 1997 and 1996


                                       1997             1996

                                  -----------------------------
ASSETS
     Cash and cash equivalents    $      454        $  1,693
     Investment in subsidiary         20,457          19,418
     Securities
                                       4,516           4,118
     Loan to ESOP                        475             594
     Other assets                        207             120
                                  -----------------------------
          Total assets            $   26,109        $ 25,943
                                   ===========================
LIABILITIES
                                  $       77        $    747
SHAREHOLDERS' EQUITY                  26,032          25,196
                                   ----------------------------
          Total liabilities and
            shareholders' equity  $   26,109        $ 25,943
                                  =============================


              CONDENSED STATEMENTS OF INCOME
       Years ended December 31, 1997, 1996 and 1995

                                   1997          1996       1995
                                  --------------------------------
Operating income
     Dividends from the Company   $ 1,200      $ 1,200    $ 1,200
     Other                            312          312        331
                                  --------------------------------
     Total operating income         1,512        1,512      1,531

Operating expenses                    151          162        141
                                  --------------------------------

     Income before taxes and equity
      in undistributed income of
         the Company                1,361        1,350     1,390
   Income tax provision                 6           52        67

                                  --------------------------------

Income before equity in undistributed
  income of the Company             1,355        1,298     1,323

Equity in undistributed income of
  the Company                         652          (64)      532

                                   -------------------------------
Net income                        $ 2,007       $1,234    $1,855
                                  ===============================

                         OHSL FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995
           (Dollars in thousands, except per share amounts)

                        CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995

                                                     1997      1996      1995
                                                   ----------------------------
Cash flows from operating activities
    Net income                                    $ 2,007   $ 1,234    $ 1,855
    Adjustments to reconcile net income to net
      cash from operating activities:
        Equity in undistributed income of the
          Company                                    (652)       64       (532)
      Net accretion on securities                     (14)       (7)        (7)
      Change in other assets                          (13)       18          2
      Change in other liabilities                    (670)      453          8
                                                  -----------------------------
           Net cash from operating activities         658     1,762      1,326
Cash flows from investing activities
    Purchase of securities                           (959)      -         (550)
    Maturity of securities                            602       627        674
    ESOP loan repayment                               119       119        119
                                                   -----------------------------
          Net cash from investing activities         (238)      746        243

Cash flows from financing activities
    Cash dividends                                 (1,051)     (921)      (826)
    Purchase of treasury stock                       (856)     (847)      (360)
    Exercise of stock options                         248        99        171
                                                   -----------------------------
          Net cash from financing activities       (1,659)   (1,669)    (1,015)
                                                   -----------------------------
Net changes in cash and cash equivalents           (1,239)      839        554

Cash and cash equivalents at beginning of year      1,693       854        300
                                                   -----------------------------
Cash and cash equivalents at end of year        $     454   $ 1,693    $   854
                                                ================================

STOCKHOLDER INFORMATION
__________________________________________________________________

Stock Listing Information
Oak Hills Savings and Loan Company, F.A. converted from a mutual to a stock company effective February 5, 1993, and formed OHSL Financial Corp., the holding company. OHSL Financial Corp. common stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "OHSL."

Stock Price Information
Shares of common stock were made available to qualified subscribers at $ 10 per share during the initial public offering. The following table sets forth the high and low sales prices for OHSL'S common stock as reported on the Nasdaq Market. At December 31, 1997, the closing price for OHSL common stock was $27.00 per share.
                        Low     High
                        ------------
Quarter ended:
 March 31, 1996        $19.75 $21.50
 June 30, 1996          19.50  22.00
 September 30, 1996     19.50  21.00
 December 31, 1996      19.50  21.50

Quarter ended:
 March 31, 1997        $21.00 $23.75
 June 30, 1997          22.63  25.25
 September 30, 1997     23.25  26.00
 December 31, 1997      26.00  28.25

Annual Meeting of Stockholders
The Annual Meeting of Stockholders of OHSL Financial Corp. will be held at 2:00 P.M., April 16, 1998 at the following location:

     Dante's Restaurant
     Rybolt Road and 1-74
     Cincinnati, Ohio

Stockholders are invited to attend.

Annual Report on Form 10-KSB and Investor information

A copy of the OHSL Financial Corp. annual report on Form 10-KSB, filed with the Securities and Exchange Commission, is available without charge by writing:

     Patrick J. Condren, C.P.A.
     Chief Financial and Accounting Officer
     OHSL Financial Corp.
     5889 Bridgetown Road
     Cincinnati, Ohio  45248

Stock Transfer Agent
Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to the stock transfer agent and registrar by writing:

     The Fifth Third Bank
     Attn: Stock Transfer Department
     38 Fountain Square Plaza
     Cincinnati, Ohio 45263

Dividends
Dividends are paid upon the determination of the Board of Directors that such payment is consistent with the long-term interests of OHSL and Oak Hills. The factors affecting this determination include OHSL'S current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors. OHSL declared quarterly dividends during 1997 as follows:

Record date      Payment date    Per share amount
-------------------------------------------------
Mar.31, 1997      April 15, 1997     $0.22
June 30, 1997     July 15, 1997      $0.22
Sept. 30, 1997    Oct. 15, 1997      $0.22
Dec. 31, 1997     Jan. 15, 1998      $0.22

Corporate Office
OHSL Financial Corp.
5889 Bridgetown Road
Cincinnati, Ohio  45248
(513) 574-3322

Legal Counsel
Dinsmore & Shohl
1900 Chemed Center
255 East Fifth Street
Cincinnati, Ohio 45202

Independent Auditor
Crowe, Chizek and Company LLP
2100 Market Tower
10 West Market Street
Indianapolis, Indiana 46204

Market Makers
The following investment-brokerage firms make a market in OHSL's common stock: EVEREN Securities, Inc., ABN-Amro Chicago Corp.,
McDonald & Company and Stifel, Nicolaus & Co., Inc.


EXHIBIT 22.     SUBSIDIARIES OF THE REGISTRANT



                                                      State of
                                                    Incorporation
                                       Percent of         or
Parent                Subsidiary        Ownership     Organization

OHSL Financial Corp.  Oak Hills
                      Savings and
                      Loan Company, F.A.  100%         Delaware
Oak Hills Savings
and Loan Company,
F.A.                  CFSC, Inc.          100%           Ohio

Exhibit 23


                        Consent of Independent Auditors

Board of Directors
OHSL Financial Corp.
Cincinnati, Ohio

We consent to the incorporation by reference in the Registration Statement on Form S-8 of OHSL Financial Corp. of our Report of Independent Auditors, dated January 22, 1998, on the consolidated statements of financial condition of OHSL Financial Corp. as of December 31, 1997 and 1996 and on the consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997, which report is included in the Form 10-KSB of OHSL Financial Corp. for the year ended December 31, 1997.

                                Crowe, Chizek and Company LLP

March 28, 1998
Indianapolis, Indiana