Form 10QSB
period 1998-03-31
OHSL FINANCIAL CORP
filed 1998-05-13
CIK 893235

FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549



[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For
       Quarter Ended March 31, 1998

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 For the Transition Period
     From ______________  to _____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                 SHARES OUTSTANDING AT MARCH 31, 1998
        -----                 ------------------------------------
common stock, $.01 par value                1,212,604

                       FORM 10-QSB

                          INDEX

Part I. Financial Information:                                Page

  Item 1.   Financial Statements
            Consolidated Statements of Financial Condition    3-4

            Consolidated Statements of Income                 5-6

            Consolidated Statements of Comprehensive Income     6

            Consolidated Statements of Changes in
            Stockholders' Equity                                7

            Consolidated Statements of Cash Flows               8

            Notes to Consolidated Financial Statements       9-10

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                     11-15

Part II.    Other Information:

  Item 1.   Legal Proceedings                                 16

  Item 2.   Changes in Securities                             16

  Item 3.   Defaults upon Senior Securities                   16

  Item 4.   Submission of Matters to a Vote of Security
            Holders                                           16

  Item 5.   Other Information                                 16

  Item 6.   Exhibits and Reports on Form 8-K                  16

            Signatures                                        17

                     PART I: FINANCIAL INFORMATION
                     ITEM 1: FINANCIAL STATEMENTS
                         OHSL FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (Dollars in thousands)


                                   March 31,     December 31
                                     1998            1997
                                     ----            ----
ASSETS
Cash and due from banks             $2,299          $4,652
Short-term investments              13,288          11,572
                                    ------          ------
  Cash and cash equivalents         15,587          16,224
Interest-bearing balances with
  financial institutions               100             100
Held-to-maturity securities (market
  value of $50,623 and $34,145)     50,422          33,854
Available-for-sale securities       10,533          10,774
Loans held for sale                  1,849             730
Loans receivable-net               166,747         171,768
Office properties and equipment-net  2,080           2,148
Federal Home Loan Bank stock,
   at cost                           1,874           1,630
Accrued interest receivable          1,556           1,355
Other assets                           426             322
                                  --------        --------

Total Assets                      $251,174        $238,905
                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                          $187,859       $184,690
Advances from Federal Home Loan
   Bank                             34,889         26,570
Accrued interest payable               316            233
Advances from borrowers for taxes
  and insurance                        434            737
other liabilities                    1,192            643

Total Liabilities                  224,690        212,873

               PART I: FINANCIAL INFORMATION
               ITEM 1: FINANCIAL STATEMENTS
                   OHSL FINANCIAL CORP.
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
          (Dollars in thousands except per share data)


                                         March 31,    December 31,
                                           1998           1997
                                           ----           ----
STOCKHOLDERS' EQUITY
Common stock, $ .01 par value, 3,500,000
 shares authorized, 1,430,621 shares
 issued at March 31, 1998 and 1,426,395
 shares issued at December 31, 1997     $     14     $        14
Additional paid-in capital                14,262          14,157
Retained earnings                         16,090          15,795
Unamortized cost of bank incentive plan     ---               (1)
Unearned shares held by employee
  stock ownership plan                      (326)           (356)
Treasury stock (184,396 shares at cost)   (3,607)         (3,607)
Net unrealized gain/(loss) on
  available-for-sale securities               51              30
                                          ------          ------
Total Stockholders' Equity               $26,484         $26,032
                                         -------         -------

Total Liabilities and
Stockholders' Equity                    $251,174        $238,905
                                        ========        ========

   See accompanying notes to consolidated financial statements.

                 PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS
                     OHSL FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in thousands except per share data)


                                      Three months ended March 31,
                                      ----------------------------
                                            1998     1997
                                            ----     ----
INTEREST INCOME
Loans, including related fees            $ 3,649     $3,393
Short-term money market investments          183         45
Mortgage-backed investments                  436        378
Other investments                            374        407
                                             ---        ---
Total Interest Income                      4,642      4,223

INTEREST EXPENSE
Deposits                                   2,351      2,113
Federal Home Loan Bank advances              402        296
                                             ---        ---
Total Interest Expense                     2,753      2,409
                                           -----      -----
NET INTEREST INCOME                        1,889      1,814

Less provision for loan losses                 7         16

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                            1,882      1,798

NONINTEREST INCOME
Service charges and fees                      59        55
Net gain on loans
  originated for sale                         87        (2)
Commission income                              5        10
Other income                                  27        13
                                              --        --
                                             178        76
NONINTEREST EXPENSE
Salaries and employee benefits               619       586
occupancy and equipment expense-net          169       171
Computer service expense                      40        32
Deposit insurance assessment                  28        27
Franchise taxes                               82        82
Other operating expenses                     220       166
                                             ---       ---
                                           1,158     1,064
                                           -----     -----

                  PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
         (Dollars in thousands except per share data)

                                   Three months ended March 31,
                                        1998        1997

INCOME BEFORE TAXES                     $902        $ 810

Income tax provision                     339          285
                                         ---          ---
NET INCOME                              $563         $525
                                        ====         ====
EARNINGS PER SHARE                     $0.23        $0.22
                                       =====        =====

EARNINGS PER SHARE, ASSUMING DILUTION  $0.23        $0.21
                                       =====        =====

   See accompanying notes to consolidated financial statements.



                    PART I: FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS
                        OHSL FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (Dollars in thousands)

                                     Three months ended March 31,
                                           1998       1997
                                           ----       ----

Net Income                                 $563       $525
Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
         held during period                  21        (15)

Comprehensive Income                       $584       $510
                                           ====       ====

    See accompanying notes to consolidated financial statements.

                   PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
                       OHSL FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (Dollars in thousands)

                                     Three months ended March 31,
                                           1998     1997
                                           ----     ----

Balance at January 1                    $ 26,032   $25,196

Net income                                   563       525

Amortization of cost of bank incentive plan  ---         4

Purchase of treasury stock                   ---      (242)

Stock options exercised                       42       103

Dividends on common stock                   (268)     (267)

ESOP shares earned during the period          94        65

Change in net unrealized gain/(loss) on
     available-for-sale securities            21       (15)
                                           -----     -----
Balance at March 31                      $26,484    $25,369
                                         =======    =======


     See accompanying notes to consolidated financial statements.

                   PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
                       OHSL FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in thousands)

                                    Three months ended March 31,
                                    ----------------------------
                                             1998         1997
                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $ 563        $ 525
  Adjustments to reconcile net income to net
  cash from operating activities              169          656

  Net cash from operating activities          732        1,181


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of held-to-maturity securities (21,874)     (13,984)
  Proceeds from maturities and repayments
    on held-to-maturity securities          5,306        2,309
  Proceeds form maturities and repayments
     on available-for-sale securities         272          437
  Proceeds from sales of available-for-sale
     securities                                ---       1,814
  Proceeds from sale of loans               5,298          ---
  Loans made to customers net of payments
     received                              (1,316)      (5,932)
  Purchase of property and equipment          (14)         (19)
                                           ------       ------
  Net cash from investing activities      (12,328)     (15,375)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                   3,169        4,155
   Payments on advances from Federal
      Home Loan Bank                      (14,681)      (3,813)
   Proceeds from Federal Home Loan Bank
      advances                             23,000       13,000
   Net change in advances from borrowers
     for taxes and insurance                 (303)         133
   Cash dividends                            (268)        (267)
   Purchase of treasury stock                 ---         (242)
     Stock options exercised                   42          103
                                            ------      ------
   Net cash from financing activities      10,959       13,069
                                           ------       ------
   Net change in cash and cash equivalents   (637)      (1,125)

   Cash and cash equivalents at beginning
     of period                             16,224        8,373
                                           ------        -----
   Cash and cash equivalents at end of
      period                              $15,587       $7,248
                                          =======       ======
     See accompanying notes to consolidated financial statements.



                  PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                    OHSL FINANCIAL CORP.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not I include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements were prepared in a manner consistent with the annual financial statements and include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OHSL Financial Corp. (" OHSL " or "the Corporation"),
Oak Hills Savings and Loan Company, F.A. ("Oak Hills" or "the
Company"), and its subsidiary, CFSC, Inc.

3. Earnings Per Share

The calculation of earnings per share (I EPS' ) is presented below. Earnings per share are calculated by dividing the Corporation's net income by the weighted average shares outstanding during the period. The weighted average number of shares have been retroactively restated to reflect a two-for-one stock split distributed subsequent to March 31, 1998. Weighted average shares outstanding do not include any shares held by the Company' s Employee Stock Ownership Plan (" ESOP, ) which have not been allocated to the ESOP's participants.

For the three months ended March 31, this calculation is as follows:

                                          1998         1997
                                          ----         ----
  Net Income
                                       $ 563,000    $ 525,000

  Weighted average shares outstanding
    during the period                  2,481,522    2,501,132
  Less average unallocated ESOP
    shares during the period              68,258       91,998
                                       ---------   ----------
  Average shares outstanding for
    EPS calculation                    2,413,264    2,409,134
                                       =========    =========
     Earnings per share                    $0.23        $0.22
                                           =====        =====



The calculation of diluted earnings per share involves the recalculation of weighted average outstanding shares by assuming that all unexercised stock options are exercised at the exercise price (in this case, $10.00 per share). These shares therefore increase the weighted average outstanding shares. It is then assumed that the proceeds from this exercise, including the value of the tax benefit derived by the Corporation due to the exercise (the Corporation receives a tax benefit which corresponds to the taxability of any options exercised by directors of the Corporation), are used to repurchase shares at the average market price during the year. These repurchases act to reduce the weighted average outstanding shares for EPS calculation purposes.

The net income for the year is then divided by the diluted" weighted average shares outstanding to arrive at diluted earnings per share.

The calculation of diluted earnings per share for the three months ended March 31 is presented below:



                                           1998         1997
                                           ----         ----
Weighted average outstanding shares
   during the period..                   2,413,264    2,409,134
Average option shares issued...            107,700      149,990
Less: shares repurchased with option
  proceeds and tax benefit...              (43,630)     (80,618)

Weighted average shares for diluted
  earnings per share...                 $2,477,334   $2,418,506
                                        ==========   ==========
Diluted earning per share
                                            $0.23         $0.21
                                            =====         =====

               PART I: FINANCIAL INFORMATION
     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   OHSL FINANCIAL CORP.
                      MARCH 31, 1998


FINANCIAL CONDITION:

Total assets increased from $238.9 million at December 31, 1997 to $251.2 million at March 31, 1998, an increase of $12.3 million or 5.1%. During the first quarter of 1998, held-to-maturity securities increased by $16.6 million. This change was funded primarily by a $3.2 million increase in deposits, an $8.3 million increase in advances from the Federal Home Loan Bank, and a decrease in loans receivable of $5.0 million. The above changes are largely the result of the Company's investment strategy, wherein favorable interest rate spreads will be captured from time-to-time in an effort to increase net interest income. In addition, the Company seeks to grow its deposit base in order to gain market share and to enable it to cross-sell other products and services.

Loans receivable, as noted above, decreased by $5.0 million in the first quarter of 1998. Due to the continuation of the low interest rate environment, very strong mortgage loan refinancings have been experienced. Despite robust loan originations in the first quarter of 1998 totaling $18.2 million, heavy principal payments and payoffs on loans resulted in a reduction of loans receivable at March 31, 1998.

Held-to-maturity securities increased by $16.6 million in 1998, due largely to the Company's purchase of investment securities during this time period. These purchases totaled $21.9 million, and consisted of $7.9 million in investment-grade commercial paper and $14.0 million in U.S. Government Agency securities. A large portion ($10.0 million) of the U.S. Government securities were acquired as part of an investment strategy wherein the Company locks in certain interest rate spreads by funding the investment purchase with a Federal Home Loan Bank advance of a similar amount and / or term. The corresponding increase in Federal Home Loan Bank advances of $8.3 million relates to this investment activity.

The stockholders' equity of OHSL increased by $452,000 during the first quarter of 1998. The major components of this increase are the Corporation's net income of $563,000, which was somewhat offset by dividends on the Corporation's common stock of $268,000. Stockholders' equity therefore increased to $26.5 million at March 31, 1998.

RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 1998 was $563,000, an increase of $38,000 or 7.2P6 over the net income for the three months ended March 31, 1997. This represents earnings per share (fully diluted) of $0.23 versus $0.21 for the same period in 1997.

Total interest income for the three months ended March 31, 1998 was $4,642,000, compared to $4,223,000 for the same period in This increase ($419,000 or 9.9%) is generally the result Of larger loan and investment balances carried during the first three months of 1998 when compared to the same period in 1997.


Total interest expense for the three months ended March 31 1998 was $2,753,000, compared to $2,409,000 for the same period in This increase ($304,000 or 14.3%) is generally attributable to the higher levels of deposits and borrowings carried during the first quarter of 1998, as OHSL strives to increase its market share of deposit products and to take advantage of spread opportunities as described above. While both interest income and interest expense increased during the first three months of 1998, net interest income for the three months ended March 31, 1998 totaled
$1,889,000, an increase of $75,000 or 4.1% over the same period in 1997.

The Corporation's provision for loan losses totaled $7,000 for the three months ended March 31, 1998, compared to $16,000 for the same period in 1997. The credit quality of the Company's loan portfolio remains very strong and is favorable when compared to the prior year (nonperforming loans totaled $422,000 at March 31, 1998 compared to $748,000 at March 31, 1997). Due to its strong credit quality, management believes that moderate additions to its loan loss allowance are sufficient to cover potential future losses.

Noninterest income for the three months ended March 31, 1998 was $178,000, compared to $76,000 for the same period in 1997.
This increase ($102,000 or 134.2t) is largely attributable to an increase in net gains on loans originated for sale. During the first quarter of 1998, the Company sold $5.2 million of fixed rate, single family loans in the secondary market, generating gains of $87,000. Due principally to the low interest rate environment which existed during the first quarter of 1998, the Company sought to minimize the additional interest rate risk associated with holding long term, fixed rate mortgage loans by selling its current production of these loans in the secondary market. By comparison, the sale of similar loan products in the first quarter of 1997 was minimal, resulting in a loss of $2,000 in that quarter.

Noninterest expense for the three months ended March 31, 1998 was $1,158,000, compared to $1,064,000 for the same period in 1997. This increase ($94,000 or 8.8%) is largely attributable to an increase in salaries and employee benefits expense of $33,000 and an increase in other operating expenses of $54,000.

The above increase in salaries and employee benefits expense is primarily the result of the hiring of personnel in 1998 to fill positions created due to the Company's growth, coupled with merit increases to the Company's staff, and an increase in the ESOP benefits expense. The ESOP benefits expense is based upon the average value of ESOP shares distributed to eligible employees during the period. As the market price for OHSL's common stock has increased substantially from its March, 1997 level, the ESOP expense has risen proportionately.

The increase in other operating expenses is largely attributable to increases in bank fees expense, consulting fees, loan expenses, postage and other miscellaneous expenses.

The income tax provision for the three months ended March 31, 1998 was $339,000, compared to $285,000 for the same period in 1997. This increase ($54,000 or 18.9%) is attributable to the higher level of pre-tax earnings generated in the first three months of 1998 when compared to the same period in 1997.

Liquidity.

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities as defined by regulation. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levelsof liquidity. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 4.0!k of the Company'stotal assets (also as defined). At March 31, 1998, the Company's liquid assets totaled $54.3 million or 28.2%.

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

Capital Resources:

OHSL's equity capital totaled $26.5 million at March 31, 1998, an increase of $452,000 from December 31, 1997. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the first quarter, which was partially offset by dividends declared on the common stock.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills compliance with these requirements at March 31, 1998 is summarized below:


                                    Amount     Percent (%) of
                                    -(000)     Applicable Assets

Tangible capital                   $21,063         8.57%
Requirement                          3,689         1.50%
                                   -------         -----
Excess                             $17,374         7.07%
                                   =======         =====

Core capital                       $21,063         8.57%
Requirement                          9,216         4.00%
                                   -------         -----
Excess                             $11,847         4.57%
                                   =======         =====

Risk-based capital                 $21,578        16.57%
Requirement                         10,418         8.00%
                                   -------        ------
Excess                             $11,160         8.57%
                                   =======        ======


At March 31, 1998, the book value per share of OHSL common stock was $21.84 based upon 1,212,604 outstanding shares.




Accounting Changes:

The Financial Accounting Standards Board (" FASB" ) issues
Financial Accounting Standards @" FAS" ) that affect OHSL.
The following FAS represent new and / or significant pronouncements in this area.


FAS No. 130, " Reporting Comprehensive Income"

FAS No. 130 is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997 and establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions to owners. Net income is, therefore, a component of comprehensive income. The most common items of other comprehensive income include unrealized gains or losses on securities available for sale, gains and losses on certain foreign currency transactions, and minimum pension liability adjustments. While full disclosure for each reported period is required in year-end financial statements, interim financial statements need only disclose total comprehensive income for each reported period.

The Standard does not mandate a specific format for reporting comprehensive income, but it does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Consolidated Statements of Comprehensive Income are included in Form 10-QSB on page 6.

FAS No. 131, " Disclosures About Segments of an Enterprise and
Related Information"

FAS No. 131 is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods, following the first required full fiscal year disclosure. FAS No. 131 establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to stockholders. FAS No. 131 supersedes the industry approach to segment disclosures previously required by FAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing it with a method of segment reporting which is based on the structure of an enterprises internal organization reporting. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

Management does not believe that implementation of this Standard will result in the identification of other reportable business segments at this time.

                  PART II: OTHER INFORMATION
                   OHSL FINANCIAL CORP.
                     MARCH 31, 1998

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

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            On February 4, 1998, the Registrant filed a Form 8-K
           to report the issuance of a press release announcing
            earnings for the fourth quarter and the year ended
            December 31, 1997. On March 3, 1998, the Registrant filed a From 8-K to report the issuance of a press release announcing the declaration of a two-for-one stock split of its common stock. On March 9, 1998, the Registrant filed a From 8-K to report the payment of a cash dividend.

                      SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OHSL Financial Corp.


Date: May 4, 1998                 By: /s/Kenneth L. Hanauer
                                      Kenneth L. Hanauer
                                      President and Chief
                                      Executive Officer
                                     (Principal Executive officer)


Date: May 4, 1998                 By: /s/ Patrick J. Condren
                                      Patrick J. Condren
                                      Treasurer and Chief
                                      Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)