Form 10QSB
period 1998-06-30
OHSL FINANCIAL CORP
filed 1998-08-13
CIK 893235

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



           [X]  Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
                     For Quarter Ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and(2) has been subject to such filing requirements for the past 90 days. Yes X No -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                 SHARES OUTSTANDING AT JUNE 30, 1998
common stock, $.01 par value              2,436,952

                           FORM 10-QSB
                             INDEX

Part I.  Financial Information                              Page

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

                   PART I: FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS

                       OHSL FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (Dollars in thousands)
                                      June 30,         December 31
                                      1998             1997

ASSETS
Cash and due from banks                $  2,246        $4,652
Short-term investments                    4,003        11,572
                                        -------       -------
Cash and cash equivalents                 6,249        16,224
Interest-bearing balances with
 financial institutions                     100           100
Held-to-maturity securities (market
value of $56,214 and $34,145)            55,934        33,854
Available-for-sale securities            10,098        10,774
Loans held for sale                          92           730
Loans receivable-net                    168,950       171,768
Office properties and equipment-net       2,010         2,148
Federal Home Loan Bank stock, at cost     1,908         1,630
Accrued interest receivable               1,691         1,355
Other assets                                821           322
                                       --------      --------
Total Assets                           $247,853      $238,905
                                       --------      --------
                                       --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                               $186,532      $184,690
Advances from Federal Home Loan Bank     32,748        26,570
Accrued interest payable                    223           233
Advances from borrowers for taxes
and insurance                               204           737
Other liabilities                         1,292           643
                                        -------      --------

Total Liabilities                       220,999       212,873

                PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS

           OHSL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
         (Dollars in thousands except per share data)
                                          June 30,    December 31,
                                          1998        1997
STOCKHOLDERS' EQUITY
Common stock, $.005 par value, 3,500,000
 shares authorized, 2,867,078 shares
 issued at June 30, 1998 and 2,852,790
 shares issued at December 31, 1997       $     14     $      14
Additional paid-in capital                  14,362        14,157
Retained earnings                           16,332        15,795
Unamortized cost of bank incentive plan       ---             (1)
Unearned shares held by employee
 stock ownership plan                         (297)         (356)
Treasury stock (368,792 shares at cost)     (3,607)       (3,607)
Net unrealized gain on
 available-for-sale securities                  50            30
                                           -------      ---------

Total Stockholders' Equity                $ 26,854     $  26,032
                                           -------      ---------

Total Liabilities and
Stockholders' Equity                      $247,853     $ 238,905
                                          --------      --------
                                          --------      --------


   See accompanying notes to consolidated financial statements.

/TABLE

                                     PART I: FINANCIAL INFORMATION
                                      ITEM 1: FINANCIAL STATEMENTS

                                  OHSL FINANCIAL CORP.
                                    CONSOLIDATED STATEMENTS OF INCOME
                               (Dollars in thousands except per share data)
                                          Three months ended June 30,  Six months ended June 30,

                                            1998              1997        1998             1997
INTEREST INCOME
Loans, including related fees             $3,491             $3,442      $7,140         $6,835
Short-term money market investments          180                 43         363             88
Mortgage-backed investments                  554                492         990            870
Other investments                            454                459         828            866
                                          ------              -----       -----          -----

Total Interest Income                      4,679              4,436       9,321          8,659

INTEREST EXPENSE
Deposits                                   2,355              2,196       4,706          4,309
Federal Home Loan Bank advances              474                417         876            713
                                          ------              -----       -----          -----

Total Interest Expense                     2,829              2,613       5,582          5,022
                                          ------              -----       -----          -----

NET INTEREST INCOME                        1,850              1,823       3,739          3,637


Less provision for loan losses                10                  6          17             22

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                            1,840              1,817       3,722          3,615

NONINTEREST INCOME
  Service charges and fees                    64                 51         123            106
  Net gain on loans
   originated for sale                        72                 33         159             31
  Commission income                            9                 14          14             24
  Other income                                36                 11          63             24
                                           -----              -----       -----          -----
                                             181                109         359            185

NONINTEREST EXPENSE
Salaries and employee benefits               626                559       1,245          1,145
 occupancy and equipment expense-net         170                168         339            339
Computer service expense                      36                 39          76             71
Deposit insurance assessment                  29                 28          57             55
Franchise taxes                               85                 85         167            167
Other operating expenses                     204                271         424            437
                                           -----              -----       -----          -----
                                           1,150              1,150       2,308          2,214


/TABLE

                                     PART I: FINANCIAL INFORMATION
                                      ITEM 1: FINANCIAL STATEMENTS

                                  OHSL FINANCIAL CORP.
                              CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                               (Dollars in thousands except per share data)
                                          Three months ended June 30,  Six months ended June 30,

                                          1998              1997        1998             1997
INCOME BEFORE TAXES                       $  871            $  776      $1,773           $1,586

Income tax provision                         325               260         664              545
                                          ------            ------      ------           ------

NET INCOME                                $  546            $  516      $1,109           $1,041
                                          ------            ------      ------           ------
                                          ------            ------      ------           ------

EARNINGS PER SHARE                        $ 0.23            $ 0.22      $ 0.46           $ 0.43
                                          ------            ------      ------           ------
                                          ------            ------      ------           ------

EARNINGS PER SHARE, ASSUMING DILUTION     $ 0.22            $ 0.21      $ 0.45           $ 0.42
                                          ------            ------      ------           ------
                                          ------            ------      ------           ------
DIVIDENDS PER SHARE                       $0.125            $ 0.11      $0.235           $ 0.22
                                          ------            ------      ------           ------
                                          ------            ------      ------           ------


                             See accompanying notes to consolidated financial statements.

/TABLE

                                     PART I: FINANCIAL INFORMATION
                                      ITEM 1: FINANCIAL STATEMENTS

                                          OHSL FINANCIAL CORP.
                                   CONSOLIDATED STATEMENTS OF INCOME
                                        (Dollars in thousands)
                                          Three months ended June 30,  Six months ended June 30,

                                          1998              1997        1998             1997
Net Income                                $  546            $516        $1,109           $1,041
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
  held during period                        (1)                38           20               23
                                          -----              ----       ------           ------
Comprehensive Income                      $ 545              $554       $1,129           $1,064
                                           -----              ----       ------           ------
                                          -----              ----       ------           ------

                                  See accompanying notes to consolidated financial statements.

               PART I: FINANCIAL INFORMATION
                ITEM 1: FINANCIAL STATEMENTS


                   OHSL FINANCIAL CORP.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands)

                                Six months ended June 30,

                                1998                 1997

Balance at January 1           $26,032            $25,196

Net income                       1,109              1,041

Amortization of cost of bank
  incentive plan                     1                  7

Purchase of treasury stock         ---               (626)

Stock options exercised             71                119

Dividends on common stock         (572)              (530)

ESOP shares earned during the
  period                           193                137

Change in net unrealized gain on
  available-for-sale securities     20                 23
                               -------            -------

Balance at June 30             $26,854            $25,367
                               -------            -------
                               -------            -------

  See accompanying notes to consolidated financial statements.



                 PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS

                      OHSL FINANCIAL CORP.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                                         Six months ended June 30,
                                            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $  1,109       $ 1,041
Adjustments to reconcile net
  income to net cash from operating
  activities                                  (262)         3,445
                                            -------        ------

Net cash from operating activities             847          4,486

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities    (39,537)       (15,984)
Principal payments on held-to-maturity
  securities                                  2,834           873
Principal payments on available-for-sale
  securities                                    707           665
Proceeds from maturities and repayments
  on held-to-maturity securities             14,610         5,500
Proceeds from sales of available-for-sale
  securities                                      0         1,814
Loans made to customers net of payments
  received                                    3,605       (11,922)
Purchase of property and equipment              (27)          (29)
                                            --------      --------
Net cash from investing activities          (17,808)      (19,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                         1,842        4,986
Payments on advances from Federal
  Home Loan Bank                             (16,822)      (7,812)
Proceeds from Federal Home Loan Bank
  advances                                    23,000       17,500
Net change in advances from borrowers
  for taxes and insurance                       (533)        (470)
Cash dividends                                  (572)        (530)
Purchase of treasury stock                       ---         (626)
Stock options exercised                           71          119
                                            --------      --------

Net cash from financing activities             6,986       13,167
                                            --------      --------

Net change in cash and cash equivalents       (9,975)      (1,430)

Cash and cash equivalents at beginning
  of period                                   16,224        8,373
                                            --------      --------

Cash and cash equivalents at end of period  $  6,249     $  6,943
                                            --------      --------
                                            --------      --------
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

3.  Earnings Per Share

The calculation of earnings per share (EPS) is presented below. Earnings per share are calculated by dividing the Corporation's net income by the weighted average shares outstanding during the period. The weighted average number of shares have been retroactively restated to reflect a two-for-one stock split distributed in April of 1998. Weighted average shares outstanding do not include any shares held by the Company' s Employee Stock Ownership Plan ("ESOP") which have not been allocated to the ESOP's participants.

For the three months ended June 30, this calculation is as follows:

                                             1998           1997
Net Income                              $   546,000   $   525,000

Weighted average shares outstanding
  during the period                        2,493,751     2,482,072
Less average unallocated ESOP shares
  during the period                          62,322        86,062
                                             ------        ------
Average shares outstanding for
  EPS calculation                         2,431,429     2,396,010
                                          ---------     ---------
                                          ---------     ---------

Earnings per share                      $     0.225   $     0.215
                                             ------        ------
                                             ------        ------
For the six months ended June 30, this calculation is as follows:


                                             1998           1997

Net Income                              $1,109,000    $1,041,000

Weighted average shares outstanding
  during the period                      2,489,005     2,491,602
Less average unallocated ESOP shares
  during the period                         65,290        89,030
                                        ----------    ----------

Average shares outstanding for EPS
  calculation                            2,423,715     2,402,572
                                        ----------    ----------
                                        ----------    ----------

Earnings per share                      $    0.458    $    0.433
                                        ----------    ----------
                                        ----------    ----------


The calculation of diluted earnings per share involves the recalculation of weighted average outstanding shares by assuming that all unexercised stock options are exercised at the exercise price (in this case, $5.00 per share). These shares therefore increase the weighted average outstanding shares. It is then assumed that the proceeds from this exercise, including the value of the tax benefit derived by the Corporation due to the exercise (the Corporation receives a tax benefit which corresponds to the taxability of any options exercised by directors of the Corporation), are used to repurchase shares at the average market price during the period. These repurchases act to reduce the weighted average outstanding shares for EPS calculation purposes.

The net income for the period is then divided by the diluted weighted average shares outstanding to arrive at diluted earnings per share.

The calculation of diluted earnings per share for the three months ended June 30 is presented below:

                                             1998     1997

Shares used to compute basic earnings
  per share.                              2,431,429    2,396,010
Average option shares issued...              98,759      137,480
Less: shares repurchased with option
  proceeds and tax benefit...               (38,796)     (70,849)
                                        -----------    ---------
Weighted average shares for diluted
  earnings per share...                   2,491,392    2,462,641
                                        -----------    ---------
                                        -----------    ---------
Diluted earnings per share                   $0.219       $0.210
                                        -----------   ----------
                                        -----------   ----------

The calculation of diluted earnings per share for the six months ended June 30 is presented below:


                                            1998         1997

Shares used to compute basic earnings
  per share..                           2,423,715    2,402,572
Average option shares issued...           103,466      144,407
Less: shares repurchased with option
  proceeds and tax benefit...             (41,186)     (75,825)
                                        ----------    ---------

Weighted average shares for diluted
  earnings per share...                  2,485,995   2,471,154
                                        ----------   ----------
                                        ----------   ----------

Diluted earnings per share                  $0.446      $0.421
                                        ----------    ---------
                                        ----------    ---------

                  PART I: FINANCIAL INFORMATION
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     OHSL FINANCIAL CORP.
                       JUNE 30, 1998


FINANCIAL CONDITION:

Total assets increased from $238.9 million at December 31, 1997 to $247.9 million at June 30, 1998, an increase of $9.0 million or 3.7%. During the first six months of 1998, held-to-maturity securities increased by $22.1 million. This change was funded primarily by a $1.8 million increase in deposits, a $6.2 million increase in advances from the Federal Home Loan Bank, a decrease in cash and cash equivalents of $10.0 million, and a decrease in loans receivable of $2.8 million. The above changes are largely the result of the Company's investment strategy, wherein favorable interest rate spreads will be captured from time-to-time in an effort to increase net interest income. In addition, the Company seeks to grow its deposit base in order to gain market share and to enable it to cross-sell other products and services.

Loans receivable, as noted above, decreased by $2.8 million in the first six months of 1998. Due to the continuation of the low interest rate environment, very strong mortgage loan refinancings have been experienced. In addition, as the Company seeks to manage its interest rate risk position by selling certain longer term fixed rate loans in the secondary market, a reduction in loans receivable was experienced at June 30, 1998 when compared to the prior year end.

Held-to-maturity securities increased by $22.1 million in 1998, due largely to the Company's purchase of investment securities during this time period. These purchases totaled $39.5 million, and consisted of $11.9 million in investment-grade commercial paper, $27.1 million in U.S. Government Agency securities and $0.5 million in tax free obligations. A portion ($10.0 million) of the U.S. Government securities were acquired as part of an investment strategy wherein the Company locks in certain interest rate spreads by funding the investment purchase with a Federal Home Loan Bank advance of a similar amount and / or term. The corresponding increase in Federal Home Loan Bank advances of $6.2 million relates to this investment activity.

The stockholders' equity of OHSL increased by $822,000 during the first six months of 1998. The major components of this increase are the Corporation's net income of $1,109,000, which was somewhat offset by dividends on the Corporation's common stock of $572,000. Stockholders' equity increased to $26.9 million at June 30, 1998.

RESULTS OF OPERATIONS:

Net income for the six months ended June 30, 1998 was $1,109,000, an increase of $68,000 or 6.5% over the net income for the six months ended June 30, 1997. This represents earnings per share of $0.46 versus $0.43 for the same period in 1997.

Total interest income for the six months ended June 30, 1998 was $9,321,000, compared to $8,659,000 for the same period in 1997. This increase ($662,000 or 7.6%) is generally the result of larger loan and investment balances carried during the first six months of 1998 when compared to the same period in 1997.

Total interest expense for the six months ended June 30, 1998 was $5,582,000, compared to $5,022,000 for the same period in 1997. This increase ($560,000 or 11.2%) is generally attributable to the higher levels of deposits and borrowings carried during the first half of 1998, as OHSL strives to increase its market share of deposit products and to take advantage of spread opportunities as described above.

While both interest income and interest expense increased during the first six months of 1998, net interest income for the six months ended June 30, 1998 totaled $3,739,000, an increase of $102,000 or 2.8% over the same period in 1997.

The Corporation's provision for loan losses totaled $17,000 for the six months ended June 30, 1998, compared to $22,000 for the same period in 1997. Due to its strong credit quality, management believes that moderate additions to its loan loss allowance are sufficient to cover potential future losses.

Noninterest income for the six months ended June 30, 1998 was $359,000, compared to $185,000 for the same period in 1997. This increase ($174,000 or 94.1%) is largely attributable to an increase in net gains on loans originated for sale. During the first half of 1998, the Company sold $12.5 million of fixed rate, single family loans in the secondary market, generating gains of $159,000. Due principally to the low interest rate environment which existed during the first half of 1998, the Company sought to minimize the additional interest rate risk associated with holding long term, fixed rate mortgage loans by selling its current production of these loans in the secondary market. By comparison, the sale of similar loan products in the first half of 1997 was minimal, generating income of $31,000 for that period in 1997.

Noninterest expense for the six months ended June 30, 1998 was $2,308,000, compared to $2,214,000 for the same period in 1997. This increase ($94,000 or 4.2%) is largely attributable to an increase in salaries and employee benefits expense of $100,000.

The above increase in salaries and employee benefits expense is primarily the result of the hiring of personnel in 1998 to fill positions created due to the Company's growth, coupled with merit increases to the Company's staff, and increases in the ESOP benefits expense and 401(k) benefits expense. The ESOP benefits expense is based upon the average value of ESOP shares distributed to eligible employees during the period. As the market price for OHSL's common stock has increased substantially from its June, 1997 level, the ESOP expense has risen proportionately. In addition, the Company has continued with its funding of the employees' 401(k) plan during 1998. As no funding for this plan was provided during the first half of 1997, this cost has also increased during 1998 when compared to 1997.

The income tax provision for the six months ended June 30, 1998 was $664,000, compared to $545,000 for the same period in 1997. This increase ($119,000 or 21.8%) is primarily attributable to the higher level of pre-tax earnings generated in the first six months of 1998 when compared to the same period in 1997.


Liquidity.
In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities as defined by regulation. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquidity. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 4.0% of the Company's total assets (also as defined). At June 30, 1998, the Company's liquid assets totaled $54.9 million or 28.6%.

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


Capital Resources:

OHSL's equity capital totaled $26.9 million at June 30, 1998, an increase of $822,000 from December 31, 1997. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the six months ended June 30, 1998, which was partially offset by dividends declared on the common stock.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills compliance with these requirements at June 30, 1998 is summarized below:


                                 Amount          Percent (%) of
                                 (000)           Applicable Assets


Tangible capital                 $21,696         8.94%
Requirement                        3,642         1.50%
                                 -------         -----

Excess                           $18,054         7.44%
                                 -------         -----

                                 -------         -----

Core capital                     $21,696         8.94%
Requirement                        9,712         4.00%
                                 -------         -----
Excess                           $11,984         4.94%
                                 -------         -----
                                 -------         -----

Risk-based capital               $22,222        18.03%
Requirement                        9,861         8.00%
                                  ------        ------

Excess                           $12,361        10.03%
                                 -------        ------
                                 -------        ------




At June 30, 1998, the book value per share of OHSL common stock was $11.02 based upon 2,436,952 outstanding shares.



Accounting Changes:

The Financial Accounting Standards Board ("FASB") issues Financial Accounting Standards ("FAS") that affect OHSL. The following FAS represent new and/or significant pronouncements in this area.


FAS No. 130, "Reporting Comprehensive Income"

FAS No. 130 is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997 and establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions to owners. Net income is, therefore, a component of comprehensive income. OHSL's only current item of other comprehensive income is unrealized gains or losses on securities available for sale.


The Standard does not mandate a specific format for reporting comprehensive income, but it does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Consolidated Statements of Comprehensive Income are included in Form
10-QSB on page 6.

FAS No. 131, "Disclosures About Segments of an Enterprise and
Related Information'

FAS No. 131 is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods, following the first required full fiscal year disclosure. FAS No. 131 establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to stockholders. FAS No. 131 supersedes the industry approach to segment disclosures previously required by FAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing it with a method of segment reporting which is based on the structure of the enterprise's internal organization reporting. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

Management does not believe that implementation of this Standard will result in the identification of other reportable business segments at this time.

                     PART II: OTHER INFORMATION
                       OHSL FINANCIAL CORP.
                          JUNE 30, 1998


Item 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         The Securities and Exchange Commission has recently amended Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.

         As this new provision applies to OHSL, in the event notice of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after February 1, 1999, OHSL's management will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On April 20, 1998, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the first quarter of 1998. On June 9, 1998, the Registrant filed a From 8-K to report the payment of a cash dividend.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OHSL Financial Corp.


Date: August 10, 1998            By: /s/ Kenneth L. Hanauer
                                     ----------------------
                                     Kenneth L. Hanauer
                                     President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 10, 1998            By: /s/ Patrick J. Condren
                                     ----------------------
                                     Patrick J. Condren
                                     Treasurer and Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)