Form 10QSB
period 1998-09-30
OHSL FINANCIAL CORP
filed 1998-11-12
CIK 893235

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549



                [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                       For Quarter Ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes ___X ___   No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                           SHARES OUTSTANDING AT
                                    SEPTEMBER 30, 1998
common stock, $.005 par value        2,442,554

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

                 PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS
                    OHSL FINANCIAL CORP.
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands)


                                      September 30,   December 31,
                                      1998           1997

ASSETS
Cash and due from banks               $  7,116       $  4,652
Short-term investments                   3,680         11,572
                                      --------        -------
   Cash and cash equivalents            10,796         16,224
Interest-bearing balances with
   financial institutions                  100            100
Held-to-maturity securities (market
   value of $56,822 and $34,145)        56,412         33,854
Available-for-sale securities            9,800         10,774
Loans held for sale                        427            730
Loans receivable-net                   168,389        171,768
Office properties and equipment-net      1,951          2,148
Federal Home Loan Bank stock, at cost    1,943          1,630
Accrued interest receivable              1,567          1,355
Other assets                             1,011            322
                                      --------        -------
Total Assets                          $252,396       $238,905
                                      --------       --------
                                      --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                              $186,532       $184,690
Advances from Federal Home Loan Bank    36,708         26,570
Accrued interest payable                   246            233
Advances from borrowers for taxes
  and insurance                            472            737
Other liabilities                        1,266            643
                                       -------        -------

Total Liabilities                      225,224        212,873

                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
                     OHSL FINANCIAL CORP.
   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
          (Dollars in thousands except per share data)


                                     September 30,    December 31,
                                     1998             1997

STOCKHOLDERS' EQUITY
Common stock, $ .005 par value,
   3,500,000 shares authorized,
   2,870,820 shares issued at
   September 30, 1998 and 2,852,790
   shares issued at December 31, 1997 $    14        $      14
Additional paid-in capital             14,442           14,157
Retained earnings                      16,554           15,795
Unamortized cost of bank incentive
 plan                                     ---               (1)
Unearned shares held by employee
 stock ownership plan                    (267)            (356)
Treasury stock (372,892 and 368,792
 shares, at cost)                      (3,663)          (3,607)
Net unrealized gain on
 available-for-sale securities             92               30
                                      --------          -------

Total Stockholders' Equity             27,172           26,032
                                      --------          -------

Total Liabilities and
Stockholders' Equity                 $252,396         $238,905





     See accompanying notes to consolidated financial statements.


                                              PART I: FINANCIAL INFORMATION
                                               ITEM 1: FINANCIAL STATEMENTS
                                                    OHSL FINANCIAL CORP.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Dollars in thousands except per share data)

                              Three months ended September 30,   Nine months ended September 30,

                                  1998               1997            1998              1997

INTEREST INCOME
Loans, including related fees     $3,536             $3,554          $10,676           $10,389
Short-term money market
  investments                         72                112              435               200
Mortgage-backed investments          614                457            1,604             1,327
Other investments                    454                383            1,282             1,249
                                  ------              -----           ------           -------

Total Interest Income              4,676              4,506           13,997            13,165

INTEREST EXPENSE
Deposits                           2,360              2,306            7,066             6,615
Federal Home Loan Bank advances      459                413            1,335             1,126
                                  ------             ------           ------            ------
Total Interest Expense             2,819              2,719            8,401             7,741
                                  ------             ------           ------            ------
NET INTEREST INCOME                1,857              1,787            5,596             5,424


Less provision for loan losses         9                 10               26                32
                                  ------              -----           ------           -------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES          1,848              1,777            5,570             5,392

NONINTEREST INCOME
Service charges and fees              76                 62              199               168
Net gain on loans
 originated for sale                  75                 16              234                47
Commission income                      5                  3               19                27
Other income                          21                 14               84                38
                                  ------              -----           ------           -------
                                     177                 95              536               280
NONINTEREST EXPENSE
Salaries and employee benefits       671                579            1,916             1,724
Occupancy and equipment
 expense-net                         179                165              518               504
Computer service expense              42                 36              118               107
Deposit insurance assessment          28                 27               85                82
Franchise taxes                       88                 84              255               251
Other operating expenses             204                226              601               663
                                  ------              -----           ------           -------
                                   1,185              1,117            3,493             3,331
                                  ------              -----           ------           -------


                                    PART I: FINANCIAL INFORMATION
                                     ITEM 1: FINANCIAL STATEMENTS
                                          OHSL FINANCIAL CORP.
                             CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                              (Dollars in thousands except per share data)

                               Three months ended September 30,  Nine months ended September 30,

                                  1998               1997            1998              1997
                                  ------             -----           ------            -------

INCOME BEFORE TAXES               $  840              $ 755           $2,613            $2,341

Income tax provision                 312                254              976               799
                                  ------              -----           ------            -------
NET INCOME                        $  528              $ 501           $1,637            $1,542
                                  ------              -----           ------            -------
                                  ------              -----           ------            -------
EARNINGS PER SHARE                $ 0.22              $0.21           $ 0.67             $ 0.64
                                  ------              -----           ------            -------
                                  ------              -----           ------            -------
EARNINGS PER SHARE,
ASSUMING DILUTION                 $ 0.21              $0.20           $ 0.66             $ 0.62
                                  ------              -----           ------            -------
                                  ------              -----           ------            -------

DIVIDENDS PER SHARE               $0.125              $0.11           $ 0.36             $ 0.33
                                  ------              -----           ------            -------
                                  ------              -----           ------            -------

                           See accompanying notes to consolidated financial statements.


                                          PART I: FINANCIAL INFORMATION
                                           ITEM 1: FINANCIAL STATEMENTS
                                               OHSL FINANCIAL CORP.
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (Dollars in thousands)

                              Three months ended September 30,   Nine months ended September 30,
                                1998                  1997         1998                  1997
                                ------                -----        ------             -------

Net Income                      $528                  $501         $1,637             $1,542
Other comprehensive income,
 net of tax:
Change in net unrealized gains
  on available
for sale securities               42                    26              62                49
                                ----                 -----          ------            ------
Comprehensive Income            $570                  $527          $1,699            $1,591
                                ----                 -----          ------            ------
                                ----                 -----          ------            ------

                          See accompanying notes to consolidated financial statements.

                        PART I: FINANCIAL INFORMATION
                         ITEM 1: FINANCIAL STATEMENTS
                            OHSL FINANCIAL CORP.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (Dollars in thousands)

                                   Nine months ended September 30,

                                    1998                  1997
                                    -------               -------
Balance at January 1                $26,032               $25,196

Net income                            1,637                 1,542

Amortization of cost of bank
  incentive plan                          1                    11

Purchase of treasury stock              (56)                 (722)

Stock options exercised                  90                   130

Dividends on common stock              (878)                 (793)

ESOP shares earned during the period    284                   206

Change in net unrealized gain on
  available-for-sale securities          62                    49
                                    -------               -------

Balance at September 30             $27,172               $25,619
                                    -------               -------
                                    -------               -------


      See accompanying notes to consolidated financial statements.



                                     PART I: FINANCIAL INFORMATION
                                      ITEM 1: FINANCIAL STATEMENTS
                                          OHSL FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Dollars in thousands)

                                                                 Nine months ended September 30,

                                                                   1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $ 1,637              $ 1,542
Adjustments to reconcile net income to net
  cash from operating activities                                      (827)                (532)
                                                                   --------             --------
Net cash from operating activities                                     810                1,010


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                            (52,972)             (16,984)
Principal payments on held-to-maturity securities                    5,385                1,553
Principal payments on available-for-sale securities                  1,037                1,120
Proceeds from maturities and repayment
  on held-to-maturity securities                                    25,071                9,000
Proceeds from sales of available-for-sale securities                     0                1,814
Loans made to customers net of payments received                     3,890              (12,068)
Purchase of property and equipment                                     (50)                 (96)
                                                                   --------             --------
Net cash from investing activities                                 (17,639)             (15,661)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                               1,842               11,833
Payments on advances from Federal Home Loan Bank                   (17,862)             (11,867)
Proceeds from Federal Home Loan Bank advances                       28,000               18,500
Net change in advances from borrowers
  for taxes and insurance                                              265                 (214)
Cash dividends                                                        (878)                (793)
Purchase of treasury stock                                             (56)                (722)
Stock options exercised                                                 90                  130
                                                                   --------             --------
Net cash from financing activities                                  11,401               16,867
                                                                   --------             --------
Net change in cash and cash equivalents                             (5,428)               2,216

Cash and cash equivalents at beginning of period                    16,224                8,373
                                                                   --------             --------
Cash and cash equivalents at end of period                         $10,796              $10,589
                                                                   --------             --------
                                                                   --------             --------


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

3.   Earnings Per Share

     The calculation of earnings per share ( EPS ) is presented below. Earnings per share are calculated by dividing the Corporation's net income by the weighted average shares outstanding during the period. The weighted average number of shares have been retroactively restated to reflect a two-for-one stock split distributed in April of 1998. Weighted average shares outstanding do not include any shares held by the Company' s Employee Stock Ownership Plan ("ESOP") which have not been earned by the ESOP's participants.

For the three months ended September 30, this calculation is as follows:

                                           1998              1997

Net Income                               $  528,000    $  501,000
                                         ----------    ----------
                                         ----------    ----------

Weighted average shares outstanding
  during the period                        2,498,337    2,470,108
 Less average unearned ESOP shares
  during the period                           56,386       80,128
                                         -----------    ---------

Average shares outstanding for
  EPS calculation                          2,441,951    2,389,980
                                         -----------    ---------
                                         -----------    ---------

Earnings per share                       $     0.216   $    0.210
                                         -----------    ---------
                                         -----------    ---------

For the nine months ended September 30, this calculation is as follows:

                                           1998              1997

Net Income                               $1,637,000    $1,542,000
                                         ----------    ----------
                                         ----------    ----------

Weighted average shares outstanding
  during the period                        2,491,991    2,484,323
 Less average unearned ESOP shares
  during the period                           62,322       80,128
                                         -----------    ---------

Average shares outstanding for
  EPS calculation                          2,429,669    2,404,195
                                         -----------    ---------
                                         -----------    ---------

Earnings per share                       $     0.674   $    0.641
                                         -----------    ---------
                                         -----------    ---------


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

The net income for the period is then divided by the "diluted" weighted average shares outstanding to arrive at diluted earnings per share.

The calculation of diluted earnings per share for the three months ended September 30 is presented below:

                                           1998              1997

Net Income                               $  528,000    $  501,000
                                         ----------    ----------
                                         ----------    ----------

Shares used to compute basic earnings
  per share                                2,441,951    2,389,980
Average option shares issued                  93,414      135,080
Less: shares repurchased with option
  proceeds and tax benefit                   (38,914)     (68,920)
                                         -----------    ---------

Weighted average shares for diluted
  earnings per share                       2,496,451    2,456,140
                                         -----------    ---------
                                         -----------    ---------

Diluted earnings per share               $     0.212   $    0.204
                                         -----------    ---------
                                         -----------    ---------


The calculation of diluted earnings per share for the nine months ended September 30 is presented below:

                                           1998              1997

Net Income                               $1,637,000    $1,542,000
                                         ----------    ----------
                                         ----------    ----------

Shares used to compute basic earnings
  per share                                2,429,669    2,404,195
Average option shares issued                 100,218      135,730
Less: shares repurchased with option
  proceeds and tax benefit                   (40,004)     (67,488)
                                         -----------    ---------

Weighted average shares for dilute
  earnings per share                       2,489,883    2,472,437
                                         -----------    ---------
                                         -----------    ---------

Diluted earnings per share               $     0.657   $    0.624
                                         -----------    ---------
                                         -----------    ---------

                  PART I: FINANCIAL INFORMATION
         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     OHSL FINANCIAL CORP.
                      SEPTEMBER 30, 1998


FINANCIAL CONDITION:

Total assets increased from $238.9 million at December 31, 1997 to $252.4 million at September 30, 1998, an increase of $13.5 million or 5.6%. During the first nine months of 1998, held-to-maturity securities increased by $22.6 million. This increase was funded by a $1.8 million increase in deposits, a $10.1 million increase in advances from the Federal Home Loan Bank, a decrease in cash and cash equivalents of $5.4 million, and a decrease in loans receivable of $3.4 million. The above changes are largely the result of the Company's investment strategy, wherein favorable interest rate spreads will be captured from time-to-time in an effort to increase net interest income. In addition, the Company seeks to grow its deposit base in order to gain market share and to enable it to cross-sell other products and services.

Loans receivable, as noted above, decreased by $3.4 million in the first nine months of 1998. Due to the continuation of the low interest rate environment, very strong mortgage loan refinancing activity has been experienced. To manage its interest rate risk position, the company sold certain longer term fixed rate loans in the secondary market. This has resulted in a reduction in loans receivable during the first nine months of 1998.

Held-to-maturity securities increased by $22.6 million in 1998, due largely to the Company's purchase of investment securities during this time period. These purchases totaled $53.0 million, and consisted of $13.4 million in investment-grade commercial paper, $15.4 million in U.S. Government Agency securities, $22.8 million in U.S. Government mortgage-related securities, and$1.4 million in investment-grade tax free obligations. A portion ($10.0 million) of the U.S. Government mortgage-related securities were acquired as part of an investment strategy wherein the Company locks in certain interest rate spreads by funding the investment purchase with a Federal Home Loan Bank advance of a similar amount and / or term. The corresponding increase in Federal Home Loan Bank advances of $10.1 million relates to this investment strategy.

The stockholders' equity of OHSL increased by $1,140,000 during the first nine months of 1998. The major components of this increase are the Corporation's net income of $1,637,000, which was somewhat offset by dividends on the Corporation's common stock of $878,000. Stockholders' equity increased to $27.2 million at September 30, 1998.

RESULTS OF OPERATIONS:

Net income for the nine months ended September 30, 1998 was $1,637,000, an increase of $95,000 or 6.2% over the net income for the nine months ended September 30, 1997. This represents diluted earnings per share of $0.66 versus $0.62 for the same period in 1997.

Total interest income for the nine months ended September 30, 1998 was $13,997,000, compared to $13,165,000 for the same period in 1997. This increase ($832,000 or 6.3%) is generally the result of larger loan and investment balances carried during the first nine months of 1998 when compared to the same period in 1997.

Total interest expense for the nine months ended September 30, 1998 was $8,401,000, compared to $7,741,000 for the same period in 1997. This increase ($660,000 or 8.5%) is generally attributable to the higher levels of deposits and borrowings carried during the first nine months of 1998, as OHSL strives to increase its market share of deposit products and to take advantage of spread opportunities as described above.

While both interest income and interest expense increased during the first nine months of 1998, net interest income for the nine months ended September 30, 1998 totaled $5,596,000, an increase of $172,000 or 3.2% over the same period in 1997.

The Corporation's provision for loan losses totaled $26,000 for the nine months ended September 30, 1998, compared to $32,000 for the same period in 1997. The credit quality of the Company's loan portfolio remains very strong and is favorable when compared to the prior year (loans totaling $590,000 were classified as substandard or doubtful at September 30, 1998 compared to $888,000 at September 30, 1997.) Due to strong credit quality, management believes that moderate additions to its loan loss allowance are sufficient to cover potential future losses.

Noninterest income for the nine months ended September 30, 1998 was $536,000, compared to $280,000 for the same period in 1997. This increase ($256,000 or 91.4%) is largely attributable to an increase in net gains on loans originated for sale. During the first nine months of 1998, the Company sold $12.5 million of fixed rate, single family loans in the secondary market, generating gains of $234,000. The low interest rate environment which existed during the first nine months of 1998 has resulted in significantly increased refinancing activity. The Company manages the interest rate risk associated with longer term, fixed rate mortgage loans by selling certain loans in the secondary market. By comparison, the sale of similar loan products in the first nine months of 1997 was minimal, generating income of $47,000 for that period in 1997.

Noninterest expense for the nine months ended September 30, 1998 was $3,493,000, compared to $3,331,000 for the same period in 1997. This increase ($162,000 or 4.9%) is largely attributable to an increase in salaries and employee benefits expense of $192,000. The above increase in salaries and employee benefits expense is primarily the result of the hiring of personnel in 1998 to fill positions created due to the Company's growth, coupled with merit increases to the Company's staff, and increases in the ESOP benefits expense and 401(k) benefits expense. The ESOP benefits expense is based upon the average value of ESOP shares distributed to eligible employees during the period. As the market price for OHSL's common stock has increased substantially from its September, 1997 level, the ESOP expense has risen proportionately. In addition, the Company has continued with its funding of the employees' 401(k) plan during 1998. As no funding for this plan was provided during the first nine of 1997, this cost has also increased during 1998 when compared to 1997.

The income tax provision for the nine months ended September 30, 1998 was $976,000, compared to $799,000 for the same period in 1997. This increase ($177,000 or 22.2%) is primarily attributable to the higher level of pre-tax earnings generated in the first nine months of 1998 when compared to the same period in 1997.

Year 2000 Issues:

It is well documented that some data processing systems may experience processing difficulties upon encountering the millennium change. This "Year 2000 Problem" is believed to be material for virtually every public company. The following section describes the steps which OHSL is taking to handle this serious matter. It should be noted that this section in particular, as well as the "Management Discussion and Analysis" area in general, contains "forward-looking statements" which represent the opinions of management. Such forward-looking statements are subject to numerous risks and uncertainties which obviously accompany any discussions of future actions, performances or results. The reader of these discussions is hereby cautioned of the uncertain nature of these discussions and is urged to use caution in relying on such forward-looking statements in forming any opinions concerning the future performance of OHSL.

The overall responsibility for Year 2000 readiness rests with Kenneth L. Hanauer, the Chief Executive Officer of OHSL. Due to the many diverse areas which may be affected by the Year 2000 problem, a team approach is being utilized. Teams have been formed to handle the following areas: (a) review and testing of the Company's in-house data processing system; (b) review of vendors (suppliers of critical services) ; (c) review of the major loan customers (to determine whether interruptions of their operations are likely and to assess the impact of such interruptions on their ability to remit loan payments, for example); (d) contingency planning; (e) review of the examination results as provided by the Company's primary regulators and our own internal efforts..

The Company believes that its overall state of readiness at September 30, 1998 is satisfactory. An ongoing review of the in-house data processing system is taking place, with the major data systems already certified for Year 2000 compliance. The Company's major vendors have all been contacted, with approximately 75% reporting Year 2000 compliance for their products or service. The customer contact group is currently in the process of evaluating responses from major customers. The contingency planning group has the task of working with all areas to assure uninterrupted operations and to identify alternative courses of action in the event that mission critical vendors are not Year 2000 ready. It is presently expected that all of the above team projects will be substantially complete as of December 31, 1998. Constant monitoring and follow up will continue, however, through the Year
2000 time frame.

The Company's examination group works with our primary regulator, the Office of Thrift Supervision, in reviewing our overall progress and in addressing any areas where deficiencies are noted by our regulators. The Company believes that its Year 2000 efforts are considered satisfactory to date by its primary regulator.

The primary expense factor in addressing the Year 2000 Issue has consisted of employee time. Year 2000 tasks have been incorporated into the daily work routine of the Company's employees, with only minimal interruption to work flow. It is management's opinion that certain vendors will require additional compensation for software upgrades that will need to be installed in certain equipment in order to make such equipment Year 2000 compliant. It is management's opinion that such additional expense will not exceed $25,000, and, as such, will not materially impact the Company's financial performance. OHSL standardized virtually all of its data processing in 1996 during the conversion to its in-house processor, the benefits of which are now being realized in relatively minimal dollar expenditures to assure Year 2000 compliance.

The contingency planning team is in the process of evaluating all systems and outside vendors in order to determine which areas, if any, require contingency plans. As of September 30, 1998 the evaluation process continues, with contingency plans being developed and tested. Decisions concerning which areas requiring contingency plans will be made over the next several months as further information is received.

The risks for the Company in the event that certain mission-critical systems are not Year 2000 compliant are substantial. As a financial institution, the largest volume of transactions involve loan related matters (loan origination, loan payments, escrow handling and so forth), and deposit accounts (new account openings, deposits and withdrawals from accounts, interest crediting, checking account transactions, etc.). The inability of the Company to process these transactions in an efficient and timely manner would greatly impact the Company's operations. No estimate is available concerning possible lost revenue in the event of a material Year 2000 problem, however, such loss of revenue would likely be a material amount which could have a serious negative impact on the Company's financial performance and operations.

Liquidity.

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities as defined by regulation. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquidity. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 4.0% of the Company's total assets (also as defined). At September 30, 1998, the Company's liquid assets as defined by regulation totaled $63.2 million or 33.6%.

The factors which are expected to have a continuing impact on the level of Oak Hills' liquidity are as follows: (1) loan demand;
(2)net deposit flows in subsequent periods; (3) investment strategies adopted by the Company; (4) corporate needs for cash in order to fund ongoing operations; (5) other cash needs as they may arise.

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

Capital Resources:

OHSL's equity capital totaled $27.2 million at September 30, 1998, an increase of $1,140,000 from December 31, 1997. As discussed more fully in the Financial Condition section, the major component of this increase was the net income for the nine months ended September 30, 1998, which was partially offset by dividends declared on the common stock.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills' compliance with these requirements at September 30, 1998 is summarized below:


                                Amount           Percent (%) of
                                (000)            Applicable Assets

Tangible capital                $21,294           8.64%
Requirement                       3,696           1.50%
                                -------          ------
Excess                          $17,598           7.14%
                                -------          ------
                                -------          ------

Core capital                    $21,294           8.64%
Requirement                       9,856           4.00%
                                -------          ------
Excess                          $11,438           4.64%
                                -------          ------
                                -------          ------

Risk-based capital              $21,840          17.77%
Requirement                       9,831           8.00%
                                -------          ------
Excess                          $12,009           9.77%
                                -------          ------
                                -------          ------

At September 30, 1998, the book value per share of OHSL common stock was $11.12 based upon 2,442,554 outstanding shares.


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

                   PART II: OTHER INFORMATION
                     OHSL FINANCIAL CORP.
                      SEPTEMBER 30, 1998

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On July 21, 1998, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the second quarter of 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             OHSL Financial Corp.


Date: October 10, 1998       By: /s/ Kenneth L. Hanauer
                             --------------------------
                             Kenneth L. Hanauer
                             President and Chief Executive Officer
                             (Principal Executive Officer)


Date: October 10, 1998       By:  /s/ Patrick J. Condren
                             ---------------------------
                             Patrick J. Condren
                             Treasurer and Chief Financial Officer
                             (Principal Financial and Accounting
                             Officer)