Form 10KSB40
period 1998-12-31
OHSL FINANCIAL CORP
filed 1999-03-30
CIK 893235

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                    _________________
                      FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            For the fiscal year ended December 31, 1998

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from _______ to _______

Commission file number 0-20886.

                    OHSL FINANCIAL CORP.
    (Exact Name of Registrant as Specified in its Charter)

           Delaware                  31-1362390
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)       Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements
for the past 90 days.   YES  ___X___    NO ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     As of February 28, 1999, the Registrant had issued and outstanding 2,465,572 shares of the Registrant's Common Stock.
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1999, was $26.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)
     The following documents are incorporated by reference: Parts II and IV of Form 10-KSB -Annual Report to Stockholders for the fiscal year ended December 31, 1998 and Part III of Form 10-KSB -Proxy Statement for Annual Meeting of Stockholders to be held in 1999.

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

     Oak Hills, the Corporation's sole subsidiary, was originally chartered in 1907 as Lick Run Building and Loan Company ("Lick Run"), an Ohio savings and loan association. Lick Run became Oak Hills Savings and Loan Company in 1958 and merged with Rosemont Savings Association in 1981. The Company converted to a federally chartered thrift institution in 1990 and adopted its present name. All references to the Corporation include Oak Hills, unless otherwise indicated. The Corporation's common stock is quoted on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System under the symbol "OHSL". As of March 15, 1999, the Corporation had approximately 700 registered holders of OHSL common stock and approximately 550 additional holders whose shares are held in ?street? name.

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

     Oak Hills serves the financial needs of families and local businesses in its primary market area, southwest Hamilton County, Ohio through its main office located at 5889 Bridgetown Road, Cincinnati, Ohio and five branch offices located on the west side of Cincinnati. At December 31, 1998, OHSL had $267.2 million in assets, deposits of $206.8 million and shareholders' equity of $27.0 million.

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

     Finally, the Company offers, on an agency basis through its subsidiary, mutual funds, annuity products and financial planning and other services to its customers. See "Lending Activities" and "Subsidiary Activities."

     The Company's revenues are derived from interest on mortgage loans, investments and consumer loans, income from service charges, loan originations and other sources of fee income. The Company's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income, which is the difference between the interest it receives on its loan and investment securities portfolios and the interest it pays on its deposit accounts and borrowings.

     OHSL's main office is located at 5889 Bridgetown Road, Cincinnati, Ohio. The Company's telephone number is (513)
574-3322.

Market Area

     The Company's primary market area includes the western portion of the city of Cincinnati containing the communities of Covedale, Fairmount, Fernbank, Mt. Airy, Price Hill, Sayler Park, Sedamsville, and Westwood; the cities of Addyston, Cheviot, Cleves, and North Bend; and the nearby communities of Bridgetown, Delhi, Dent, Elizabethtown, Hooven, Mack, and Monfort Heights. The Company's main office is located in the Bridgetown area, and its branch offices are located in Price Hill, Dent, Delhi(2 offices) and Sayler Park.

     The Company's primary market area consists mostly of mature residential communities, including densely populated urban areas in western portions of the city of Cincinnati; less densely populated suburban areas, much of which are subdivision-oriented, to the west of Cincinnati; and moderately populated areas in rural settings further to the west. The commercial segment of the primary market area consists mostly of retail and service businesses supporting the area's residential base and, to a lesser extent, light manufacturing.

     Cincinnati is the headquarters for a diverse group of companies such as Procter & Gamble, The Kroger Co., American Financial Corp., Federated Department Stores, Cinergy and Chiquita Brands International, Inc. Additionally, major installations of companies headquartered elsewhere include General Electric (aircraft engine manufacturing), Ford Motor Company (automobile manufacturing), and Bayer Chemical (chemical manufacturing).
Other major employers include the University of Cincinnati and the State of Ohio.

Lending Activities

     General. The principal lending activity of the Company is originating for its portfolio first mortgage loans secured by owner-occupied one-to four-family residential properties located in its primary market areas. In addition, in order to provide more comprehensive financial services to families and community businesses in the Company's primary market area, OHSL also originates multi-family, commercial real estate, consumer, construction and commercial business loans. See "-Originations, Purchases and Sales of Loans."
     Loan Portfolio Composition. The following table presents the composition of the Company's loan portfolio (excluding loans held for sale) in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and the allowances for loan losses) of total loans as of the dates indicated.

                                                     December 31,

                               1994        1995       1996       1997        1998
                               Amount      Amount     Amount     Amount      Amount
                                               (Dollars in Thousands)
Real Estate Loans:

One-to four-family            $ 98,857    $ 99,782   $113,373   $124,334    $106,630

Non-residential                 17,108      16,945     17,091     17,763      24,497

Multi-family                     9,441       9,630     11,598     12,874      15,867

Construction or development      9,217      11,115      9,866      9,366      15,358
                              --------    --------   --------   --------    --------

Total real estate loans        134,623     137,472    151,928    164,337     162,352
                              --------    --------   --------   --------    --------
Other Loans:
Consumer Loans:

Home equity                      2,915       2,949      3,411      4,132       3,351

Student                          1,798         386        285        257         198

Automobile                       1,167       3,045      4,091      4,070       2,780

Deposit                            268         248        223        218         255

Home improvement                   404         472        478        577         348

Other                              886       1,397      2,184      1,343         871
                              --------    --------   --------   --------    --------
Total consumer loans             7,438       8,497     10,672     10,597       7,803

Commercial business loans          384         350        340        739       1,096
                              --------    --------   --------   --------    --------

Total other loans                7,822       8,847     11,012     11,336       8,899
                              --------    --------   --------   --------    --------

Total loans receivable         142,445     146,319    162,940    175,673     171,251
Less:

Loans in process                 3,957       3,116      4,065      3,203       6,123

Deferred fees and discount         753         537        355        173         (29)

Allowance for loan losses          507         515        499        529         562
                              --------    --------   --------   --------    --------
Loans receivable, net         $137,228    $142,151   $158,021   $171,768    $164,595
                              --------    --------   --------   --------    --------
                              --------    --------   --------   --------    --------

     The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                     December 31,

                               1994        1995       1996       1997        1998
                               Amount      Amount     Amount     Amount      Amount
                                               (Dollars in Thousands)

Fixed-Rate Loans:
  Real estate:

  One-to four-family           $ 51,037    $ 62,178   $ 73,523   $ 80,061    $ 80,359

  Multi-family and commercial    13,805      13,577     14,032     14,985      19,742
                               --------    --------   --------   --------    --------
   Total real estate loans       64,842      75,755     87,555     95,046     100,101

  Consumer                        3,725       5,204      6,839      6,270       4,044

  Commercial business                70          57         54        111         677
                               --------    --------   --------   --------    --------

   Total fixed-rate loans        68,637      81,016     94,448    101,427     104,822

Adjustable-Rate Loans:
  Real estate:

  One-to four-family             47,820      37,604     39,850     44,273      26,271

  Multi-family and commercial    12,744      12,998     14,657     15,652      20,622

Construction or development       9,217      11,115      9,866      9,366      15,358
                               --------    --------   --------   --------    --------
   Total real estate loans       69,781      61,717     64,373     69,291      62,251

  Consumer                        3,713       3,293      3,833      4,327       3,759

  Commercial business               314         293        286        628         419
                               --------    --------   --------   --------    --------



   Total loans                  142,445     146,319    162,940    175,673     171,251

Less:

Loans in process                  3,957       3,116      4,065      3,203       6,123

 Deferred fees and discounts        753         537        355        173         (29)

 Allowance for loan losses          507         515        499        529         562
                               --------    --------   --------   --------    --------

    Loans receivable, net      $137,228    $142,151   $158,021   $171,768    $164,595
                               --------    --------   --------   --------    --------
                               --------    --------   --------   --------    --------


The following schedule sets forth the contractual maturity of the Company's loan portfolio at December 31, 1998. Loans which have adjustable interest rates are shown as maturing in the period during which the contract is subject to repricing. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                   Real Estate

                                   Multi-Family   Construction
                   One-to Four-      and             or                   Commercial
                   Family          Commercial     Development    Consumer   Business    Total
                   -------------   ----------     -------------  --------  ----------   ------
                   Amount          Amount         Amount         Amount     Amount      Amount
                   -------------   ----------     -------------  --------  ----------   ------
                                (Dollars in Thousands)

Due During
Years Ending
December 31,
1999(1)            $ 14,215        $16,365        $ 15,358       $ 4,167    $  479      $ 50,584
2000 and 2001        11,412          2,348            --           1,763       729        16,252
2002 and 2003         4,463          2,762            --           1,475        89         8,789
2004 to 2008         10,243         11,754            --             129        68        22,194
2009 to 2018         21,003          6,634            --             --         --        27,637
2019 and following   45,294            501            --             --         --        45,795
                   -------------   ----------     -------------  --------  ----------   --------

TOTAL              $106,630        $40,364        $ 15,358       $ 7,534    $1,365      $171,251
                   -------------   ----------     -------------  --------  ----------   --------
                   -------------   ----------     -------------  --------  ----------   --------



(1)  Includes demand loans and loans having no stated maturity.

     Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1998, based on the above 15% limitation, the Company's regulatory loan-to-one borrower limit was approximately $3.0 million. The Company had no borrowers with aggregate loan balances in excess of the regulatory limits at December 31, 1998. See "Regulation -Federal Regulation of Savings Associations."

     Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. All loans greater than $1.0 million must be approved by the Board of Directors. Generally, mortgage related loans greater than $500,000 and less than $1.0 million are approved by the Executive Committee of the Board of Directors. Mortgage related loans up to $500,000 are approved by a management committee.

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

One-to Four-Family Residential Real Estate Lending

     The cornerstone of the Company's lending program has long been the origination of long term permanent loans secured by mortgages on owner-occupied one-to four-family residences. At December 31, 1998, $108 million, or 62.4% of the Company's gross loan portfolio consisted of permanent loans on one-to four-family residences. Virtually all of the residential loans originated by the Company are secured by properties located in the Company's primary market area. See "-Originations and Purchases of Loans."

     Historically, the Company originated for retention in its own portfolio 30-year fixed-rate loans secured by one-to four-family residential real estate. Beginning in 1982, in order to reduce its exposure to changes in interest rates, Oak Hills began to emphasize the origination of ARMs, subject to market conditions and consumer preference. As a result of continued consumer demand, particularly during periods of relatively low interest rates, for fixed-rate loans, Oak Hills has continued to originate for retention in its portfolio fixed-rate residential loans in amounts and at rates which are monitored for compliance with the Company's asset/liability management policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report to Stockholders, attached hereto as Exhibit 13.

     The Company's loans are underwritten and documented to permit their sale, consistent with the Company's asset/liability management objectives. The Company typically retains the servicing of loans sold. The Company's fixed-rate loans are originated with terms which conform to secondary market standards (i.e., Federal Home Loan Mortgage Corporation ("FHLMC") standards). Most of the Company's fixed-rate residential loans have original contractual terms to maturity of 15 to 30 years. During 1998, the Company sold $18.4 million of fixed-rate, one-to four-family loans in the secondary market, representing approximately 32% of originations of this type.

     The Company has offered ARM loans at rates, terms and points determined in accordance with market and competitive factors. The programs currently offered generally meet the standards and requirements of the secondary market for residential loans. The Company's current one-to four-family residential ARMs are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the ARMs originated by the Company are subject to adjustment at one or three-year intervals based on a margin over an index based on the related U.S. Treasury Constant Maturities Index for securities with terms to maturities of the same length as the applicable adjustment period ("Treasury ARMs"). Decreases or increases in the interest rate of the Company's ARMs are generally limited to 2% at any adjustment date and 6% over the life of the loan. The Company's one-to four-family ARMs are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. ARM loans may be assumed, provided home buyers meet the Company's underwriting standards and the applicable fees are paid.

Multi-Family and Commercial Real Estate Lending

     The Company has long made permanent multi-family and commercial real estate loans in its primary market area. At
December 31, 1998, the Company had $40.4 million in multi-family and commercial real estate loans, representing 23.4% of the Company's gross loan portfolio.

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

     Multi-family residential and commercial real estate loans generally present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. At December 31, 1998, the Company had one multi-family real estate loan (principal balance of $197,150) which was on non-accrual status. Losses, if any, on the resolution of this delinquent multi-family real estate loan are expected to be minimal.

Construction and Development Lending

     The Company makes construction loans to individuals for the construction of their residences and, on occasion, loans to builders or developers for the acquisition of land and the construction or development of small-or medium-sized projects.

     Loans to individuals for the construction of their residences and the acquisition of land typically run for eight months with a possible extension of up to an additional one year. The borrower is not required to pay principal during the construction period, but must pay interest. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1998, the Company had committed to fund $15.4 million of one-to four-family residential construction loans, with outstanding balances totaling $9.2 million, which includes both loans to builders/developers and loans directly to owner/occupants. Subject to future market conditions, the Company intends to continue its construction lending activities to persons intending to be owner-occupants.

     As noted, the Company also originates construction loans to builders and developers for the construction of one-to four-family residences and commercial real estate and the acquisition and development of one-to four-family lots in the Company's primary market area. Construction loans to builders of one-to four-family residences generally carry terms of up to twelve months and generally do not permit the payment of interest and loan fees from loan proceeds. At December 31, 1998, the Company had approximately $7.2 million in approved construction loans to builders and developers, all of which will be utilized for the construction of one-to four-family residences, including condominium projects.

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

     The Company's construction or development loan agreements provide that loan proceeds are disbursed in increments as construction progresses. In the case of large construction loans, the amount of each disbursement is based on the construction cost estimate of an independent appraiser or other qualified inspector who reviews the project in connection with each disbursement request. The Company regularly reviews the progress of the underlying construction project.

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

     The Company's construction loans to persons other than owner-occupants generally involve larger principal balances than do its one-to four-family residential loans.

     The table below sets forth, by type of property, the number and amount of the Company's construction loans at December 31, 1998.

                         Number
                         of Loans        Commitment      Balance
                         -----------    ----------     --------
                         (Dollars in
                         Thousands)

One-to four-family
 residential(1)              51          $15,358        $ 9,235
Multi-family residential     --           --             --
Non-residential              --           --             --

   Total construction or
    Development loans        51          $15,358        $ 9,235

(1) Includes loans for the development of condominium projects and loans to develop land (clearing, grading, roads, sewers, etc.) in support of one-to four-family construction.

     Construction lending generally affords the Company an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one-to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, the Company may be required to modify the terms of the loan.

Consumer Lending

     Management believes that offering consumer loan products helps to expand the Company's customer base and to create stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity and/or adjustable rates and carry higher rates of interest than do residential mortgage loans, they can be valuable asset/liability management tools. For these reasons, the Company has increased its consumer lending in recent periods. See "Management's Discussion and Analysis of Financial Condition -Asset/Liability Management" in the Annual Report to Stockholders.

     The Company currently originates substantially all of its consumer loans in its market area. At December 31, 1998, the Company's consumer loans totaled $7.8 million or 4.4% of the Company's loan portfolio.

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

     The Company's second mortgage and home equity loans are generally limited to $100,000. The Company uses the same underwriting standards for second mortgage loans and home equity lines of credit as it uses for one-to-four-family residential mortgage loans. The Company's second mortgage loans and home equity lines of credit are generally originated in amounts which, together with the amount of the first mortgage, do not exceed 80% of the appraised value of the property securing the loan. At December 31, 1998, the Company had $3.4 million of home equity lines of credit and an additional $4.8 million of additional funds committed, but undrawn, under such lines. Second mortgage loans may carry fixed or adjustable interest rates. At December 31, 1998, the Company had $2.1 million of second mortgage loans, all of which are classified in the Company's financial reports as one-to four-family residential loans.

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

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low there can be no assurance that delinquencies will not increase in the future.

Commercial Business Lending

     Federally chartered savings institutions, such as Oak Hills, are authorized to make secured or unsecured loans and issue letters of credit for commercial, corporate, business and agricultural purposes and to engage in commercial leasing activities, up to a maximum of 10% of total assets.

     The Company engages in a limited amount of commercial business lending activities, generally with its existing customers. At December 31, 1998, the Company had $1.4 million in commercial business loans outstanding, representing less than one percent of the Company's gross loan portfolio.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. The Company's commercial business loans generally include personal guarantees and are usually, but not always, secured by business assets, such as accounts receivable, equipment and inventory as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.


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

     The Company will periodically sell its residential real estate loans consistent with its asset/liability objectives. When loans are sold, the Company generally retains the responsibility for servicing the loan. Loan servicing fees associated with sold loans for which the Company has retained the servicing are at market rates, generally between .25% and .375%, and are based upon the loan balances outstanding. At December 31, 1998, approximately $15.0 million of Oak Hills' loan portfolio was serviced by others and the Company serviced $36.5 million of loans for others.

     The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated. Loans originated for sale are included in this table at their current market value at December 31, 1998.

                                                  Year Ended December 31,
                                                1996        1997         1998
                                                       (In Thousands)

Originations by type:
  Adjustable-rate:
  Real estate -one-to four-family               $17,025     $22,164      $ 4,950
              -multi-family                       9,931       4,575         ---
              -commercial                         6,544       1,162         ---
  Non-real estate -consumer                         156          99           47
                  -commercial
                     business                       257       1,122          257
                                                -------     -------      -------
         Total adjustable-rate                   33,913      29,122        5,254
 Fixed-rate:
  Real estate -one-to four-family                17,873      22,345       57,498
              -multi-family                       1,285         765        5,029
              -commercial                         2,587       4,446       11,155
  Non-real estate -consumer                       2,587       2,198          811
                                                 -------    -------      -------
         Total fixed-rate                        22,517      29,754       74,493
                                                -------     -------      -------
         Total loans originated                  56,430      58,876       79,747

Purchases:
  Real estate -one-to four-family                  ---        ---           ---
              -multi-family                        ---        ---           ---
              -commercial                          ---        ---           ---

         Total purchases                           ---        ---           ---

Sales:
  Real estate -one-to four-family                 2,809       4,525       18,394
              -multi-family                        ---        ---           ---
              -commercial                          ---        ---           ---
              -consumer                             573         427          398
                                                -------     -------      -------
         Total loan sales                         3,382       4,952       18,792


  Principal repayments                           36,993      40,897       64,017
                                                -------     -------      -------
         Total repayments                        40,375      45,849       82,809
                                                -------     -------      -------
Increase in principal
 Balance                                        $16,055     $13,027      $(3,062)
                                                -------     -------      -------
                                                -------     -------      -------

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured in the shortest possible time. In the case of residential loans, a late notice is mailed upon the expiration of the 15 day grace period. A follow-up phone contact is attempted if the payment is not received within 10 days of this mailing. A collection letter is mailed if the account remains past due at 30 days. If payment is not received by the 45th day of delinquency, a second, more strongly worded collection letter is sent. A request for a meeting is made if the account is not paid by the 60th day of delinquency. Every attempt is made to determine the borrower's ability and willingness to cooperate in curing the delinquency. If the account is still delinquent after 75 days, a default notice is sent by certified mail. If by the 105th day of delinquency the account is still in default, the account will be reviewed for possible foreclosure action. Foreclosure is always viewed as a last resort. A decision as to whether and when to initiate foreclosure proceedings is made by the Loan Committee. This decision is then reviewed with the Board of Directors at their next regular monthly meeting.

     The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Ohio consumer protection laws.

     Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of net realizable value.
At December 31, 1998, no such real estate owned was held by the Company.


     The following table sets forth the Company's loan delinquencies by type and amount at December 31, 1998:

                               Past Due and Still Accruing:

                         60-89 Days     90 Days and Over    Non-accrual Loans  Delinquent Loans

                      Number   Amount   Number    Amount    Number    Amount   Number    Amount
                      ------   ------   ------    ------    ------    ------   ------    -----
                                                 (Dollars in Thousands)

Real Estate:
 One-to four-family   8        $203     2         $122      --        $--      10        $325

 Multi-family         --       --       --        --         1         197      1         197

 Commercial           --       --       --        --        --         --      --         --

 Construction or
   development        --       --       --        --        --         --      --         --

 Consumer              5        26      --        --        --         --       5         26

 Commercial Business   1        13      --        --        --         --       1         13
                      ------   ------   ------    ------    ------    ------   ------    ------

    Total             14       $242     2         $122       1        $ 197    17        $561


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

     On the basis of management's review of its assets, at December 31, 1998, the Company had classified a total of $563,000 of its loans, as follows:

                               Multi-Family
                    One-to        and
                    Four       Commercial
                    Family     Real Estate     Consumer   Total
                    ------     -----------     --------   -----

(In thousands)

Special Mention     $169       $---            $26        $195

Substandard          151        177             13         341

Doubtful               5         20              2          27

Loss                ----       ----            ---        ----
                    ----       ----            ---        ----

                    $325       $197            $41        $563
                    ----       ----            ---        ----
                    ----       ----            ---        ----

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


                                                  At December 31,

                                  1994        1995        1996       1997        1998
                                  ----        ----        ----       ----        ----
                                  (Dollars in Thousands)
Non-accruing loans:
  Commercial real estate          $224        $ 44        $---       $   55      $197
  Consumer                          34          47          44           38       ---
  Commercial business              ---         ---          46          ---       ---
Total                              258          91          90           93       197

Accruing loans delinquent
  90 days or more:
  One-to-four-family               668         572         807          424       122
  Multi-family                     ---         ---          80          ---       ---
  Commercial Real Estate            67         ---         ---          208       ---
Total                              735         572         887          632       122
                                  ----        ----        ----         ----      ----
Foreclosed assets:
  One-to four family               ---         ---         ---          ---       ---
    Total                          ---         ---         ---          ---       ---


Total non-performing assets       $993        $663        $977         $725      $319
Total as a percentage of
  total assets                    .56%        .32%        .45%         .30%      .12%
                                  ----        ----        ----         ----      ----
                                  ----        ----        ----         ----      ----

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

     While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions or other factors could result in adjustments to the allowance for loan losses. Net earnings could be significantly affected if substantial additions to the allowance for loan losses are required in the future.

Loan Loss Reserve Analysis. The following table sets forth the activity in the Company's allowance for loan losses for the periods indicated.


                                                  At December 31,

                                  1994        1995        1996       1997        1998
                                  ----        ----        ----       ----        ----
                                  (Dollars in Thousands)

Balance at beginning of period    $ 501       $ 507        $ 515      $ 499       $ 529
Charge-offs:
  One-to four-family                ---         ---          22        ---         ---
  Commercial business               ---         ---           3          2         ---
  Consumer                            7         ---         ---        ---           8

Recoveries:

  Consumer                            3         ---         ---        ---           4
                                   ----       -----       -----      -----       -----
Net charge-offs                       4         ---          25          2           4
Provision charged to operations      10           8           9         32          37
                                   ----       -----       -----      -----       -----
Balance at end of period          $ 507       $ 515       $ 499      $ 529       $ 562

Ratio of net charge-offs during
 'the period to average loans
 'outstanding during the
 period.                           .01%        ---%        .02%       ---%       ----%
                                   ----       -----       -----      -----       -----
                                   ----       -----       -----      -----       -----
Ratio of the allowance for loan
 'losses to non-performing
 loans at the end of the
 period                           51.1%       77.7%       39.5%      48.4%      100.2%
                                   ----       -----       -----      -----       -----
                                   ----       -----       -----      -----       -----
Ratio of the allowance for loan
 'losses to net loans
 (including loans held for sale)
 at the end of the period          .37%        .36%        .32%       .31%        .34%
                                   ----       -----       -----      -----       -----
                                   ----       -----       -----      -----       -----

      The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                                      December 31,

                     1994             1995             1996          1997         1998
                        Percent          Percent          Percent      Percent       Percent
                        of Loans         of Loans         of Loans     of Loans      of Loans
                        In Each          In Each          In Each      In Each       In Each
                        Category         Category         Category     Category      Category
                        To Total         To Total         To Total     To Total      To Total
                Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans  Amount  Loans
                ------  -------- ------  -------- ------  -------- ------  -----  ------  -----
One-to four-
  family        $228     69.4%   $222     68.2%   $214     69.6%   $220     70.8% $225     62.6%

Multi-family      10      6.6      13      6.6      11      7.1      16      7.4    18      9.2

Commercial real
  estate          62     12.0      46     11.6      61     10.5      63     10.1    70     14.2

Construction Or
  development      8      6.5      10      7.6       5      6.1       5      5.3    10      8.8

Consumer          25      5.2      31      5.8      33      6.5      35      6.0    45      4.4

Commercial
  business        --       .3      --       .2      --       .2      --      .4      5       .8

Unallocated      174       --     193       --     175       --     190     ---    189      ---
                ----    ------   ----    ------   ----    ------   ----   ------  ----    ------
  Total         $507    100.0%   $515    100.0%   $499    100.0%   $529   100.0%  $529    100.0%
                ----    ------   ----    ------   ----    ------   ----   ------  ----    ------
                ----    ------   ----    ------   ----    ------   ----   ------  ----    ------

/TABLE

Investment Activities

     In the regular course of business, OHSL routinely invests in U.S. agency obligations, mortgage-backed securities, collateralized mortgage obligations, investment grade corporate obligations and mutual funds registered with the U.S. Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940, and interest-bearing deposits. At December 31, 1998, the Company did not own any securities of a single issuer which exceeded 10% of the Company's equity capital other than federal agency obligations.

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

     At December 31, 1998, OHSL's securities portfolio had a total book value of $74.6 million. Of that total, $10.1 million are Federal Agency obligations, $33.9 million are collateralized mortgage obligations (which are securities derived by reallocating cash flows from other mortgage instruments), $24.2 million are mortgage-backed securities and $6.4 million are other obligations (consisting of tax-free obligations, corporate bonds and mutual funds).

     At December 31, 1998, the majority of OHSL's mortgage-backed securities are classified as held-to-maturity and accordingly are included in its financial statements at amortized cost. OHSL's CMOs are held in its held-to-maturity portfolio and accordingly are included in its financial statements at amortized cost. See
Note 2 of the Notes to the Consolidated Financial Statements.

     All of OHSL's mortgage-backed securities and collateralized mortgage obligations are issued and backed by federal agencies or carried a AAA rating from Standard & Poor as of December 31, 1998. Accordingly, management believes that these securities are generally resistant to credit problems.

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

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -Asset/Liability Management" in the Annual Report to Stockholders, attached hereto as Exhibit
13.

     The following table sets forth the composition of OHSL's investment portfolio at the dates indicated.

                                                      December 31,

                              1996               1997                     1998
                              ----               ----                     ----
                        Book      % of      Book      % of      Book      % of       Weighted
                        Value     Total     Value     Total     Value     Total      Avg. Yield
                        -----     -----     -----     -----     -----     -----      ---------
                                             (Dollars in Thousands)
Available for Sale
  Securities:

Mortgage-backed
  securities            $10,731    76.8%    $ 7,481    69.4%    $ 6,046    64.5%       6.65%
 Mutual funds             2,770    19.8       2,803    26.0       2,818    30.1        5.46
Other obligations           468     3.4         490     4.6         508     5.4        6.00
                        -------   ------    -------   ------    -------   ------     ---------
                        $13,969   100.0%    $10,774   100.0%    $ 9,372   100.0%       6.26%
                        -------   ------    -------   ------    -------   ------     ---------
                        -------   ------    -------   ------    -------   ------     ---------

Held-to-Maturity
  Securities:

Federal agency
  obligations           $17,330    59.4%    $14,034    41.5%    $10,102    15.5%       6.68%
Mortgage-backed
  securities              ---       --        4,806    14.2      18,199    27.9        6.86
Collateralized mortgage
  obligations            11,022    37.8      13,927    41.1      33,908    51.9        6.47

Other obligations(1)        810     2.8       1,087     3.2       3,059     4.7        7.80
                        -------   ------    -------   ------    -------   ------
                       $29,162   100.0%    $33,854   100.0%   $ 65,268   100.0%       6.67%
                        -------   ------    -------   ------    -------   ------     ---------
                        -------   ------    -------   ------    -------   ------     ---------


(1)  Consists solely of tax-exempt obligations, which are shown at their taxable equivalent weighted average yield, using a tax rate of 34%.


     The following table presents the contractual maturities of the Corporation's securities portfolio at December 31, 1998.
Obligations which are callable by the issuer are shown as maturing in the year which corresponds to the final stated maturity.
Mortgage-backed securities and collateralized mortgage obligations are shown as maturing in the year(s) in which the Corporation expects to receive the payment of principal, based upon the recent payment history of the investment. As the mutual funds owned by the Corporation have no stated maturity, they are shown as maturing in 1999.


                                                                 2009 and   Amortized  Fair
                              1999    2000-2003     2004-2008    After      Cost       Value
                              ----    ---------     ---------    --------   ---------  -------
                                                (Dollars in Thousands)
Available for Sale
  Securities:
    Mortgage-backed
     securities             $ 1,273   $ 2,830       $ 1,790      $   108    $  6,001  $ 6,046
    Mutual funds              2,798       ---           ---          ---       2,798    2,818
    Other obligations           ---       ---           500          ---         500      508
                             ------    ------       -------       ------      ------   ------
                              4,071     2,830         2,290          108       9,299    9,372
                             ------    ------        ------        -----      ------   ------

Held-to-Maturity
  Securities:
    Federal agency
     obligations              1,096     2,881           ---        6,125      10,102   10,148
  Mortgage-backed
     Securities               3,640     8,596         4,143        1,820      18,199   18,243
    Collateralized mortgage
    obligations               6,782    11,868        11,867        3,391      33,908   34,022
   Tax-free obligations(1)      ---       ---           263        2,796       3,059    3,113
                              -----    ------        ------        -----      ------   ------
                             11,518    23,345        16,273       14,132      65,268   65,526
                             ------    ------        ------       ------      ------   ------
Total Investments          $ 15,589  $ 26,175      $ 18,563     $ 14,240    $ 74,567 $ 74,898
                            -------   -------       -------      -------     -------  -------
                            -------   -------       -------      -------     -------  -------
Weighted Average Yield         6.32%     6.62%         6 57%        7.03%       6.62%

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

   Deposits. The Company attracts both short-term and long-term deposits by offering a wide assortment of accounts and rates. The Company offers regular passbook accounts, NOW accounts, money market accounts and certificates of deposits with varying maturities and individual retirement accounts. The Company also offers non-interest bearing personal and business checking accounts. Deposit account terms vary, according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Company has not actively sought deposits outside of its primary market area.

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

     The following table sets forth the savings flows at the Company during the periods indicated.

                           1996         1997           1998
                         -------      -------        -------
                            (Dollars in Thousands)
Opening balance       $ 159,314     $ 169,486       $ 184,690
Add deposits
 purchased during
 the year                   ---           ---          11,643
Deposits less
  Withdrawals             2,029         6,170             885
                        -------      --------         -------
Balance before
 interest credited      161,343       175,656         197,218
Interest credited         8,143         9,034           9,537
                        -------        ------         -------

Ending balance        $ 169,486     $ 184,690       $ 206,755
                      ---------     ---------        --------
                      ---------     ---------        ---------

Net increase
 (decrease)           $  10,172     $  15,204       $  22,065
                      ---------     ---------        --------
                      ---------     ---------        --------
Percent increase
 (decrease)               6.38%         8.97%          11.95%
                          -----         -----          ------
                          -----         -----          ------


      The following table sets forth the dollar amount of deposits in the various types of programs offered by the Company for the periods indicated.


                                            Year Ended December 31,

                                       1996               1997                1998
                                       ----               ----                ----
                                             Percent             Percent              Percent
                                     Amount of Total    Amount  of Total    Amount   of Total
                                     ------ --------    ------  --------    ------   --------
                                                     Dollar in Thousands
Transaction Accounts:
--------------------

Non-interest bearing deposits      $  2,669   1.6%     $  3,256   1.8%    $  4,509      2.2%
Savings accounts                     24,322  14.4        26,862  14.5       32,822     15.9
  NOW accounts                       16,487   9.7        16,670   9.0       18,560      9.0
  Money market accounts              11,545   6.8         9,395   5.1        9,360      4.5
                                     ------  ----        ------   ---       ------      ---

Total Transaction Accounts           55,023  32.5        56,183  30.4       65,251     31.6
                                     ------  ----        ------  ----       ------     ----
Certificates:

 2.00 -3.99%                            906    .5           625    .3        2,159      1.0
   4.00 -                            57,360  33.9        58,458  31.7       97,313     47.1
 5.99%
   6.00 -                            52,274  30.8        67,449  36.5       40,928     19.8
 7.99%
   8.00 -                             3,923   2.3         1,975   1.1        1,104       .5
                                     ------  ----        ------  ----       ------     ----
 9.99%

Total Certificates                  114,463   67.5      128,507  69.6      141,504     68.4
                                    -------   ----      -------  ----      -------     ----
 Total
Deposits                            169,486  100.0%     184,690 100.0%     206,755    100.0%
                                             -----              -----                 -----
                                             -----              -----                 -----
Accrued Interest on deposit
 accounts                               119                  97                 55
                                     ------              ------             ------
Total Deposits and accrued
 interest on deposit accounts     $ 169,605           $ 184,787          $ 206,810
                                   --------            --------           --------
                                   --------            --------           --------

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1998.

                                     Maturity

                              Over     Over       Over
                 3 Months   3 to 6     6 to 12    12
                 or Less    Months     Months    Months      Total
                 --------   ------     -------   -------  --------

                                  (In Thousands)

Certificates of
deposit less
 than $100,000   $17,779    $13,912    $32,112   $55,282  $119,085

Certificates of
deposit of
 $100,000 or more  4,263      2,145      4,543    11,468    22,419

Public funds(1)       --         --         --        --        --
                  ------     ------     ------    ------    ------

Total certificates
of deposit       $22,042    $16,057    $36,655   $66,750  $141,504
                  ------     ------     ------    ------   -------
                  ------     ------     ------    ------   -------

      (1)  Deposits from governmental and other public entities.

     For additional information regarding the composition of the Company's deposits, see Note 6 of the Notes to the Consolidated
Financial Statements.

     Borrowings. The Company's other available sources of funds include advances from the FHLB of Cincinnati and other borrowings. As a member of the FHLB of Cincinnati, the Company is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances from the FHLB of Cincinnati. Each FHLB credit program has its own interest rate structure, which may be fixed or variable, and range of maturities. The FHLB of Cincinnati may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.
                                  Year Ended December 31,

                                 1996         1997        1998
                                 ----         ----        ----
                                         (In Thousands)

Maximum Balance:
  FHLB advances               $20,627      $29,308     $36,708
  Other borrowings                ---          ---         ---

Average Balance:
  FHLB advances                17,961       25,574      31,394
  Other borrowings                ---          ---         ---


     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated.

                                  Year Ended December 31,

                                 1996         1997        1998
                                 ----         ----        ----
                                         (In Thousands)

FHLB advances                 $19,116      $26,570     $31,118
Other borrowings                  ---          ---         ---
                               ------       ------      ------

  Total borrowings            $19,116      $26,570     $31,118
                               ------       ------      ------
                               ------       ------      ------
Weighted average interest
  rate of borrowings             5.96%        5.91%       5.47%

Service Corporation

     Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% of assets if for community purposes. In addition, federal associations may invest up to 50% of their regulatory capital in conforming loans to their service corporations.

     The Company has one service corporation, CFSC, Inc. ("CFSC"), which is engaged in the sale on an agency basis of tax-deferred annuities, mutual fund products and financial planning services. At December 31, 1998, the Company had an equity investment in CFSC of $65,000. For the year ended December 31, 1998, CFSC received commission income of $22,000.

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

                         REGULATION

General

     The Company is a federally chartered savings association, whose deposits are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Company is subject to broad federal regulation and oversight extending to all its operations. The Company is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company for Oak Hills, OHSL also is subject to federal regulation and oversight. The purpose of the regulation of OHSL and other holding companies is to protect subsidiary savings associations. The Company is a member of the SAIF and the deposits of the Company are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Company.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Company is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Company was September 1997. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. The FDIC has not examined the Company within the past three year.

     The OTS imposes an assessment on the institutions it regulates. This assessment is generally intended to cover the cost of such regulation. Effective November, 1998, the OTS has adopted a new assessment formula, which is based on the savings institution?s size, complexity of operations and condition. Based upon this new formula, management believes that its fees for 1999 will be somewhat lower than its 1998 assessment(which totaled $67,000) based upon current conditions.

     The OTS has extensive enforcement authority over all savings institutions and their holding companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending, and branching authority of the Company is prescribed by federal laws and regulations, and the Company is prohibited from engaging in any activities not permitted by such laws and regulations.

     The Company's permissible lending limit for loans-to-one-borrower is generally equal to the greater of $500,000 or 15% of unimpaired capital and surplus. At December
31, 1998, the Company's lending limit under the 15% restriction was $3.0 million. The Company is in compliance with the loans-to-one-borrower limitation.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provides for, among other things, the adoption of safety and soundness standards, including enhanced federal supervision of depository institutions, the establishment of risk-based deposit insurance premiums; liberalization of the qualified thrift lender test; greater restrictions on transactions with affiliates; and mandated consumer protection disclosures with respect to deposit accounts. See "-Insurance of Accounts and Regulation by the FDIC," "-Regulatory Capital Requirements" and "-Qualified Thrift Lender Test."

     The OTS, as well as the other federal banking agencies, has issued safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and employee compensation and benefits.

Insurance of Accounts and Regulation by the FDIC

     The Company is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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


Regulatory Capital Requirements

     Federally insured savings associations, such as the Company, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement. These capital requirements must be generally as strict as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes stockholders' equity. At December 31, 1998, the Company had tangible capital of $18.9 million, or 7.3% of adjusted total assets, which is approximately $15.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period). A savings association must generally maintain a core capital ratio of at least 4% to be considered adequately capitalized.

     At December 31, 1998, the Company had core capital equal to $18.9 million, or 7.3% of adjusted total assets, which is $11.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.


     The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan loss allowances up to a maximum of 1.25% of risk-weighted assets. At December 31, 1998, the Company had no capital instruments that qualify as supplementary capital and $546,000 of general loss reserves.

     On December 31, 1998, the Company had total risk-based capital of $19.5 million and risk-weighted assets of $122.6 million, or total capital of 15.9% of risk-weighted assets. This amount was $9.7 million above the 4.0% requirement.

Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions and requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, and certain other transactions.
(see "--Regulatory Capital Requirements").

     Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. The Company meets the requirements for a Tier 1 association. Tier 1 associations proposing to make a capital distribution need only submit written notice to the OTS 30 days prior to such distribution.


     Tier 2 and Tier 3 associations that propose to make any capital distributions must obtain OTS approval prior to making such distribution. See "-Regulatory Capital Requirements."

Liquidity

     All savings associations, including Oak Hills, are required under the Home Owners' Loan Act to hold a prescribed amount of statutorily defined liquid assets. The Director of the OTS may vary this liquidity requirement, but only within pre -established statutory limits. Effective November 24, 1997, the Director lowered the liquidity requirement from 5.0% to 4.0%, the lowest level permitted by regulation. The Director also enacted other changes at that time, including the expansion of the categories of liquid assets that count toward satisfaction of the liquidity requirement and other technical revisions. The net effect for most savings institutions, including Oak Hills, is that the above changes make it substantially easier to meet the liquidity requirement as currently defined. Penalties may be imposed for failure to meet the liquidity requirement. At December 31, 1998, Oak Hills was in compliance with the liquidity requirement.

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

Qualified Thrift Lender Test

     All savings associations, including the Company, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (which consists of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. At December 31, 1998, the Company met the test and has always met the test since it went into effect.

Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms that are no more favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of Oak Hills include OHSL and any company which is under common control with the Company. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Oak Hills' subsidiaries are generally not deemed affiliates.

     Certain transactions with affiliated persons are also subject to conflict of interest regulations enforced by the OTS.
Affiliated persons would currently include officers and directors.


Holding Company Regulation

     OHSL is a savings and loan holding company subject to regulatory oversight by the OTS. As such, OHSL is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over OHSL and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a savings and loan holding company, OHSL generally is not subject to activity restrictions. If OHSL acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of OHSL and any of its subsidiaries (other than Oak Hills or any other SAIF-insured savings association) could become subject to such restrictions.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily NOW checking accounts) and non-personal time deposits. At December 31, 1998, the Company was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
See "--Liquidity."

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     The Company is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.

     As a member, the Company is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1998, the Company had $2.0 million in FHLB stock, which was in compliance
with  this requirement.   In past years,  the Company has received
dividends on its FHLB stock which have generally been in the form of additional shares of FHLB stock. Dividends on FHLB stock averaged 7.19% for calendar year 1998.

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

     For the year ended December 31, 1998, dividends paid by the FHLB of Cincinnati to the Company totaled $133,000, which constitute a $21,000 increase over the amount of dividends received in calendar year 1997. The $34,000 dividend received for the quarter ended December 31, 1998 reflects an annualized rate of 7.00%. As virtually all dividends for 1998 were paid in the form of additional shares of FHLB stock, the effect of these dividends was to increase the Company's investment in FHLB stock from $1.6 million at December 31, 1997 to $2.0 million at December 31, 1998.


Federal and State Taxation

     OHSL Financial Corp. and Oak Hills are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law in 1996, certain thrift institutions, such as Oak Hills, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of
Section 593 of the Code.

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

     The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserve may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).
Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Oak Hills to the Corporation is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Oak Hills' gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, Oak Hills' pre-1988 reserves for tax purposes totaled approximately $2.7 million.

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

     Ohio Taxation.  The State of Ohio imposes a franchise tax of
1.4 percent of Oak Hills? regulatory capital determined under GAAP, as adjusted for goodwill and with allocations pursuant to prescribed formulas for property held outside the State of Ohio. The State of Ohio imposes a franchise tax of 5.21% on the first $50,000 of OHSL's Ohio taxable income and 8.72% on taxable income in excess of $50,000.

Employees

     At December 31, 1998, the Company had a total of 43 full-time employees and 31 part-time employees. None of the Company's employees are represented by any collective bargaining group. Management considers its employee relations to be excellent.

Item 2.  Properties

     The following table sets forth information concerning the main office and each branch office of the Company at December 31, 1998. At December 31, 1998, the Company's premises had an aggregate net book value of approximately $2.6 million.



                                           Lease    (In Thousands)
                       Year   Owned or   Expiration    Net Book
Location              Opened   Leased       Date         Value
--------              ------  --------   ----------  -------------

Main Office
-----------

5889 Bridgetown Road
Cincinnati, Ohio 45248 1953    Owned          NA        $  850

Full Service
  Branches
------------

4024 Glenway Avenue
Cincinnati, Ohio 45205 1982    Owned          NA            52

6581 Harrison Avenue
Cincinnati, Ohio 45247 1982    Owned          NA         1,289

5329 Foley Road
Cincinnati, Ohio 45238 1990   Leased          2000          70

6105 Cleves-Warsaw Pike
Cincinnati, Ohio 45233 1996   Leased          2001         171

6570 Gracely Drive
Cincinnati, Ohio 45233 1998    Owned          NA           141

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


                           PART II

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     Page 37 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Pages 9 through 16 of the attached 1998 Annual Report to
Stockholders are herein incorporated by reference.

The following table presents for the periods indicated the total dollar amount of interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances.



                                            1996                               1997                             1998
                              Average      Interest            Average     Interest               Average       Interest
                           Outstanding      Earned/   Yield/  Outstanding   Earned/     Yield/   Outstanding     Earned/  Yield/
                             Balance         Paid     Rate      Balance      Paid       Rate      Balance         Paid     Rate
Interest-Bearing Assets:
  Loans Receivable(1)      $ 150,934      $  12,850   8.51%   $ 166,831   $  13,900      8.33%    $ 169,607    $  14,129   8.33%
  Available-for-sale
  securities(2)               14,370            958   6.67       11,762         783      6.66         9,968          628   6.30
  Held-to-maturity
   securities and
   other investments          35,137          2,297   6.54       43,872       2,817      6.42        60,912        3,824   6.28
  FHLB stock                   1,451            102   7.03        1,560         112      7.18         1,852          133   7.18
    Total interest-earning  --------        -------  -----     --------     -------     -----      --------       ------  -----
    Assets(1)                201,892         16,207   8.03      224,025      17,612      7.86       242,339       18,714   7.72

Interest-Bearing Liabilities:


  Time deposits              117,934          7,057   5.98      121,239       7,467      6.16       130,169        7,883   6.06
  Savings accounts            27,568            838   3.04       35,954       1,142      3.18        38,292        1,290   3.37
  Interest-bearing demand
    Deposit accounts          16,192            340   2.10       16,279         361      2.22        16,977          295   1.74
 Borrowings                   17,961          1,054   5.87       25,574       1,515      5.92        31,394        1,773   5.65
     Total interest-bearing  -------          -----   ----      -------      ------      ----       -------       ------   ----
     Liabilities             179,655          9,289   5.17      199,046      10,485      5.27       216,832       11,241   5.18
                                              -----                          ------                               ------
Net interest income                       $   6,918                       $   7,127                            $   7,473
                                             ------                          ------                               ------
                                             ------                          ------                               ------
Net interest rate spread                              2.86%                              2.59%                             2.54%

Net earning assets         $  22,237                          $  24,979                           $  25,507
                            --------                           --------                             -------
                            --------                           --------                             -------
Net yield on average
interest- Earning assets                              3.43%                              3.18%                             3.08%


Average interest-earning
assets to
 To average interest-
 bearing Liabilities                          1.12x                           1.13x                                1.12x




(1)Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.
(2)Yield is calculated without consideration of the net unrealized gain (loss) on available-for-sale securities.



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


                                                   Year Ended December 31,
                                    --------------------------------------------------------
                                  1998 vs. 1997                     1997 vs. 1996
                                    --------------------------      ------------------------
                                      Increase                      Increase
                                      (Decrease)                    (Decrease)
                                        Due to                        Due to
                                    ---------------                 ---------------
                                                       Total                          Total
                                                       Increase                      Increase
                                    Volume    Rate    (Decrease)   Volume    Rate   (Decrease)

                                    ------    -----   ----------   ------    ----   ----------
Interest-earning assets:
 Loans receivable                  $   23  $    (2)    $    229    $1,329  $ (279)   $  1,050
 Available-for-sale securities       (115)      (40)       (155)     (174)      (1)      (175)
 Held-to-maturity securities and
   other investments                1,071       (64)      1,007       562      (42)       520
      FHLB stock                       21         0          21         8        2         10
                                    -----     -----      ------      ----    -----     ------
   Total interest-earning assets   $1,208   $  (106)      1,102    $1,725  $  (320)  $  1,405
                                    -----    ------       -----     -----   ------    -------
                                    -----    ------       -----     -----   ------    -------
Interest-bearing liabilities:
 Demand and NOW deposits           $   15   $   (81)        (66)   $    2  $    19   $     21
 Savings accounts                      77        71         148       265       39        304
 Time deposits                        542      (126)        416       200      210        410
 Borrowings                           331       (73)        258       451       10        461
                                 -----    ------       -----     -----    -----     ------

   Total interest-bearing
    liabilities                    $  965   $  (209)        756    $  918  $   278      1,196
                                    -----    ------       -----     -----   ------     ------
                                    -----    ------       -----     -----   ------     ------

Net interest income                                    $    346                      $    209
                                                        -------                       -------
                                                        -------                       -------

Item 7.  Financial Statements

       The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1998 is incorporated by reference in this Annual Report on Form 10-KSB as
Exhibit 13.

Annual Report Section                    Pages in Annual Report

Report of Independent Auditors                       17

Consolidated Balance Sheets as of
 December 31, 1998 and 1997                          18

Consolidated Statements of Income
 for the Years Ended December 31, 1998,
 1997 and 1996                                       19

Consolidated Statements of Changes
 in Shareholders' Equity for Years
 Ended December 31, 1998, 1997 and 1996              20

Consolidated Statements of Cash Flows
 for Years Ended December 31, 1998,
 1997 and 1996                                       21-22

Notes to Consolidated Financial
 Statements                                          23-35

     With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended
December 31, 1998, is not deemed filed as part of this Annual
Report on Form 10-KSB.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

Directors

     Information concerning directors of the Corporation is incorporated herein by reference from the definitive Proxy
Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information regarding the business experience of the executive officers of the Corporation and the Company contained in
Part I of this Form 10-KSB is incorporated herein by reference.

Item 10.  Additional Information -Executive Officers

     The following information as to the business experience during the past five years is supplied with respect to executive officers of OHSL and Oak Hills who do not serve on either entity's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

     Patrick J. Condren, C.P.A., age 47, is Treasurer, a position he has held since 1988. In 1993, Mr. Condren was appointed Chief Financial and Accounting Officer. As Treasurer and Chief Financial and Accounting Officer, Mr. Condren is responsible for the accounting, investment and other financial matters of OHSL and Oak Hills. Mr. Condren joined Oak Hills in 1986 as Controller.

     Terry E. Todd, age 48, has served as Vice President and Director of Lending of Oak Hills since May of 1991. As Director of Lending, Mr. Todd is responsible for overseeing the origination, processing and servicing of loans for Oak Hills. Prior to joining Oak Hills in 1991, Mr. Todd was a loan officer in the Cincinnati office of National City Mortgage, a mortgage lending firm located in Cleveland, Ohio, from 1986 to 1991. As a Loan Officer, Mr. Todd was responsible for residential mortgage loan originations.

     Marilyn R. Wieland, age 48, is Senior Vice President and Secretary of Oak Hills, a position she has held since 1989. Ms. Wieland is responsible for oversight of the savings department and is the director of human resources. Ms. Wieland served as Vice President and Secretary of Oak Hills from 1985 to 1989. Ms. Wieland is the daughter of Norbert Brinker, the Chairman of the Board of OHSL and Oak Hills.

Item 11.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 14.  Exhibits and Reports on Form 8-K

             (a)  Exhibits
                                                                               Sequential
                                                             Reference to     Page Number
                                                             Prior Filing   Where Attached
                                                              or Exhibit     Exhibits Are
Regulation                                                      Number      Located in This
S-K Exhibit                                                    Attached      Annual Report
  Number                             Document                   Hereto        on Form 10-K
-----------    -----------------------------------------     ------------   ---------------
     3         Articles of Incorporation and Bylaws                *        Not applicable
     4         Instruments defining the rights of
                security holders, including indentures:
                   Common Stock Certificate                        *        Not applicable
    10         Material contracts:
               Stock Option and Incentive Plan                     *        Not applicable

               Bank Incentive Plan                                 *        Not applicable
    11         Statement re computation of per
                share earnings                                    11            Page 53
    13         Annual Report to Shareholders                      13
    21         Subsidiaries of Registrant                         21            Page 54
    23         Consent of Accountants                             23


Filed as exhibits to the Registrant's Registration
Statement No. 33-53398 on Form S-1 filed on October 16, 1992.
All of such previously filed documents are hereby incorporated herein by reference in accordance with Item
601 of Regulation S-K.

      (b)  Reports on Form 8-K:

     The Company filed a Form 8-K during the three month period ended December 31, 1998 to report the following:

Date Filed            Event
October 20, 1998      Earnings for the quarter ended Sept. 30,1998
December 2, 1998      Payment of a cash dividend

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OHSL FINANCIAL CORP.


Date:  March 24, 1999        By: /s/Kenneth L. Hanauer
                                 ---------------------------------
                                 Kenneth L. Hanauer, President
                                     and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Kenneth L. Hanauer              /s/Norbet G. Brinker
-----------------------------      ------------------------------
Kenneth L. Hanauer, President      Norbert G. Brinker, Chairman
  and Director                        of the Board
  (Principal Executive Officer)


Date:      March 24, 1999           Date:      March 24, 1999

/s/William R. Hillebrand            /s/Thomas M. Harron
-----------------------------       -----------------------------
William R. Hillebrand, Director     Thomas M. Herron, Director


Date:      March 24, 1999           Date:      March 24, 1999





/s/Alvin E. Hucke                   /s/Thomas E. McKiernan
------------------------------     ------------------------------
Alvin E. Hucke, Director           Thomas E. McKiernan, Director


Date:      March 24, 1999          Date:       March 24, 1999


/s/Joseph J. Tenoever              /s/Howard H. Zoellner
------------------------------     ------------------------------
Joseph J. Tenoever, Director       Howard H. Zoellner, Director


Date:      March 24, 1999          Date:       March 24, 1999



/s/Patrick J. Condren
------------------------------
Patrick J. Condren, Treasurer
(Principal Financial and
 Accounting Officer)


Date:      March 24, 1999