Form 10-Q
period 1999-03-31
OHSL FINANCIAL CORP
filed 1999-05-12
CIK 893235

FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549



              [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For Quarter Ended March 31, 1999

              [ ]  Transition Report Pursuant to Section 13 or
                   15(d) of the Securities Exchange Act of 1934
                   For the Transition Period From______to_______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes ___X___  No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                  SHARES OUTSTANDING AT MARCH 31, 1999

common stock, $.005 par value           2,429,478

                            FORM 10-Q
                             INDEX

Part I. Financial Information:                               Page

   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition   3-4

            Consolidated Statements of Income                5-6

            Consolidated Statements of Comprehensive Income  6

            Consolidated Statements of Changes in
            Stockholders' Equity                             7

            Consolidated Statements of Cash Flows            8

            Notes to Consolidated Financial Statements       9-10

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations    11-14

  Item 3.   Quantitative and Qualitative Disclosures of      15-16
            Market Risk

Part II.  Other Information:

  Item 1.   Legal Proceedings                                17

  Item 2.   Changes in Securities                            17

  Item 3.   Defaults upon Senior Securities                  17

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                 17

  Item 5.   Other Information                                17

  Item 6.   Exhibits and Reports on Form 8-K                 17

            Signatures                                       18

                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
                       OHSL FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (Dollars in thousands)

                                      March 31,       December 31,
                                      1999            1998
ASSETS
Cash and due from banks               $  2,402        $  3,387
Short-term investments                   5,667          15,625
                                      --------        --------
  Cash and cash equivalents              8,069          19,012
Interest-bearing balances with
  financial institution                    100             100
Held-to-maturity securities (market
  value of $84,456 and $65,526)         85,078          65,268
Available-for-sale securities            8,808           9,372
Loans held for sale                      1,075           1,360
Loans receivable-net                   165,644         164,595
Real Estate Owned                          203            ---
Office properties and equipment-net      2,496           2,573
Federal Home Loan Bank stock, at cost    2,011           1,977
Accrued interest receivable              1,630           1,530
Other assets                             1,643           1,389
                                      --------        --------

Total Assets                          $276,757        $267,176
                                      --------        --------
                                      --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit                               $212,696        $206,755
Advances from Federal Home Loan Bank    34,528          31,118
Accrued interest payable                   230             200
Advances from borrowers for taxes
  and insurance                            461             707
Other liabilities                        1,589           1,370
                                      --------        --------
Total Liabilities                      249,504         240,150


                PART I: FINANCIAL INFORMATION
                ITEM 1: FINANCIAL STATEMENTS
                    OHSL FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
        (Dollars in thousands except per share data)


                                      March 31,       December 31,
                                      1999            1998
                                      ---------       ------------
STOCKHOLDERS' EQUITY
Common stock, $ .005 par value,
  3,500,000 shares authorized,
  2,893,272 shares issued at
  March 31, 1999 and 2,870,820
  shares issued at December 31,
  1998                                $     14        $     14
Additional paid-in capital              14,719          14,512
Retained earnings                       17,058          16,776
Unearned shares held by employee
  stock ownership plan                    (208)           (237)
Treasury stock (402,292 shares
  at cost)                              (4,344)         (4,087)
Accumulated other comprehensive
 income                                     14              48
                                      --------        --------
Total Stockholders' Equity              27,253          27,026


Total Liabilities and
Stockholders' Equity                  $276,757        $267,176



   See accompanying notes to consolidated financial statements.

              PART I: FINANCIAL INFORMATION
               ITEM 1: FINANCIAL STATEMENTS
                 OHSL FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF INCOME
      (Dollars in thousands except per share data)


                                   Three months ended March 31,
                                     1999               1998
                                    --------            -------
INTEREST INCOME
Loans, including related fees        $3,323             $3,649
Short-term money market
  investments                           225                183
Mortgage-backed investments             915                436
Other investments                       275                374
                                     ------             ------
Total Interest Income                 4,738              4,642

INTEREST EXPENSE
Deposits                              2,400              2,351
Federal Home Loan Bank advances         416                402
                                     ------             ------
Total Interest Expense                2,816              2,753
                                     ------             ------
NET INTEREST INCOME                   1,922              1,889

Less provision for loan losses            7                  7
                                     ------             ------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                       1,915              1,882

NONINTEREST INCOME
Service charges and fees                 86                 59
Net gain on loans
  originated for sale                    48                 87
Other income                             37                 32
                                     ------             ------
                                        171                178
NONINTEREST EXPENSE
Salaries and employee benefits          637                619
  occupancy and equipment expense-net   182                169
Computer service expense                 48                 40
Franchise taxes                          79                 82
Other operating expenses                259                248
                                     ------             ------
                                      1,205              1,158
                                     ------             ------


                 PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS
                    OHSL FINANCIAL CORP.
      CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
       (Dollars in thousands except per share data)

                              Three months ended March 31,
                              1999                1998
                             --------            ---------
INCOME BEFORE TAXES           $ 881               $ 902

Income tax provision            298                 339
                              -----               -----
NET INCOME                    $ 583               $ 563
                              -----               -----
                              -----               -----
EARNINGS PER SHARE            $0.24               $0.23
                              -----               -----
                              -----               -----
EARNINGS PER SHARE,
ASSUMING DILUTION             $0.24               $0.23
                              -----               -----
                              -----               -----

See accompanying notes to consolidated financial statements.



               PART I: FINANCIAL INFORMATION
                ITEM 1: FINANCIAL STATEMENTS
                    OHSL FINANCIAL CORP.
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollars in thousands)

                              Three months ended March 31,
                               1999                  1998

Net Income                     $583                  $563
Other comprehensive income,
  net of tax:
Unrealized gains (losses)
  on securities held during
  period                       (34)                    21
                               ----                  ----
Comprehensive Income           $549                  $584
                               ----                  ----
                               ----                  ----


  See accompanying notes to consolidated financial statements.

              PART I: FINANCIAL INFORMATION
              ITEM 1: FINANCIAL STATEMENTS
                 OHSL FINANCIAL CORP.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (Dollars in thousands)

                           Three months ended March 31,

                             1999              1998
Balance at January 1         $27,026           $26,032

Net income                       583               563

Purchase of treasury stock      (257)              ---

Stock options exercised          152                42

Dividends on common stock       (301)             (268)

ESOP shares earned during
  the period                      84                94

Change in net unrealized
  gain/(loss) on available-
  for-sale securities            (34)               21
                             -------           -------
Balance at March 31          $27,253           $26,484
                             -------           -------
                             -------           -------


See accompanying notes to consolidated financial statements.

                              PART I: FINANCIAL INFORMATION
                               ITEM 1: FINANCIAL STATEMENTS
                                   OHSL FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                        Three months ended March 31,

                                                          1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $    583            $    563
Adjustments to reconcile net income to net
  cash from operating activities                             3,086               5,467
                                                          ---------           ---------
Net cash from operating activities                           3,669               6,030


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                    (26,779)            (21,874)
Proceeds from maturities and repayments
  on held-to-maturity securities                             7,079               5,306
Proceeds from maturities and repayments
  on available-for-sale securities                             514                 272
Loans made to customers net of payments received            (4,117)             (1,316)
Purchase of property and equipment                              (8)                (14)
                                                          ---------           ---------
Net cash from investing activities                         (23,311)            (17,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                       5,941               3,169
Payments on advances from Federal Home Loan Bank              (590)            (14,681)
Proceeds from Federal Home Loan Bank advances                4,000              23,000
Net change in advances from borrowers
  for taxes and insurance                                     (246)               (303)
Cash dividends                                                (301)               (268)
Purchase of treasury stock                                    (257)                ---
Stock options exercised                                        152                  42
                                                          ---------           ---------
Net cash from financing activities                           8,699              10,959
Net change in cash and cash equivalents                    (10,943)               (637)

Cash and cash equivalents at beginning of period            19,012              16,224
                                                          ---------           ---------
Cash and cash equivalents at end of period                 $ 8,069             $15,587
                                                          ---------           ---------
                                                          ---------           ---------

              See accompanying notes to consolidated financial statements.

                         PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                             OHSL FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements were prepared in a manner consistent with the annual financial statements and include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OHSL Financial Corp. ("OHSL " or "the Corporation"),
Oak Hills Savings and Loan Company, F.A. ("Oak Hills" or "the
Company"), and its subsidiary, CFSC, Inc.

3.  Earnings Per Share

The calculation of earnings per share ("EPS") is presented below. Earnings per share are calculated by dividing the Corporation's net income by weighted average shares outstanding during the period. The weighted average number of shares have been retroactively restated to reflect a two-for-one stock split distributed in April, 1998. Weighted average shares outstanding do not include unearned shares held by the Company' s Employee Stock Ownership Plan (" ESOP").

For the three months ended March 31, this calculation is as follows:


                                     1999           1998

Net Income                           $  583,000     $  563,000
                                       --------       --------
                                       --------       --------
Weighted average shares outstanding
  during the period                  $2,465,839      2,481,522
Less average unearned ESOP
  shares during the period               44,514         68,258
                                     ----------     ----------

Average shares outstanding for
  EPS calculation                     2,421,325      2,413,264
                                     ----------     ----------
                                     ----------     ----------

Earnings per share                        $0.24          $0.23
                                     ----------     ----------
                                     ----------     ----------

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

The calculation of diluted earnings per share for the three months ended March 31 is presented below:


                                     1999           1998


Weighted average outstanding shares
  during the period                  $2,421,325     $2,413,264
Average options outstanding              83,988        107,700
Less shares repurchased with option
  and tax benefit                       (35,034)       (43,630)
                                     ----------     ----------

Weighted average shares for diluted
  earnings per share                  2,470,279      2,477,334
                                     ----------     ----------
                                     ----------     ----------

Diluted earning per share                 $0.24          $0.23
                                     ----------     ----------
                                     ----------     ----------

                 PART I: FINANCIAL INFORMATION
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    OHSL FINANCIAL CORP.
                       MARCH 31, 1999


FINANCIAL CONDITION:

Total assets increased from $267.2 million at December 31, 1998 to $276.8 million at March 31, 1999, an increase of $9.6 million or 3.6%. During the first three months of 1999, held-to-maturity securities increased by $19.8 million and loans receivable increased by $1.0 million. These changes were funded by increases in deposits of $5.9 million and Federal Home Loan Bank advances of $3.4 million and by a decrease in cash and cash equivalents of $10.9 million. These changes are largely the result of the Company's investment strategy, wherein favorable interest rate spreads will be captured from time-to-time in an effort to increase net interest income. In addition, the Company seeks to grow its deposit base in order to gain market share and to enable it to cross-sell other products and services.

Loans receivable, as noted above, increased by $1.0 million in the first three months of 1999. Due to the continuation of the low interest rate environment, very strong mortgage loan originations have been experienced. However, much of this activity represents mortgage loan refinances rather than new originations. In addition, as the Company seeks to manage its interest rate risk position by selling certain longer-term fixed rate loans in the secondary market, only a minor increase in loans receivable has been experienced during the first quarter of 1999.

Held-to-maturity securities increased by $19.8 million in the first quarter of 1999, due largely to OHSL's purchase of investment securities during this time period. These purchases totaled $26.8 million, and consisted of $14.9 million in U.S.
Government Agency securities, $11.7 million in U.S. Government mortgage-related securities and $0.2 million in investment grade tax-free obligations. Certain of the U.S. Government mortgage-related securities were acquired as part of an investment strategy wherein the Company locks in favorable interest rate spreads by funding the investment purchase with a Federal Home Loan Bank advance of a similar amount and/or term. The corresponding increase in Federal Home Loan Bank advances of $3.4 million relates to this investment strategy.

The stockholders' equity of OHSL increased by $227,000 during the first three months of 1999. The major components of this increase are the Corporation's net income of $583,000, somewhat offset by dividends on the Corporation's common stock of $301,000 and by the purchase of treasury stock of $257,000. Stockholders' equity therefore increased to $27.3 million at March 31, 1999.


RESULTS OF OPERATIONS:

Net income for the three months ended March 31, 1999 was $583,000, an increase of $20,000 or 3.6% over net income for the three months ended March 31, 1998. This represents earnings per share (diluted) of $0.24 versus $0.23 for the same period in 1998.

Total interest income for the three months ended March 31, 1999 was $4,738,000, compared to $4,642,000 for the same period in 1998. This increase ($96,000 or 2.1%) is generally the result of larger loan and investment balances carried during the first quarter of 1999 when compared to the same period in 1998.

Total interest expense for the three months ended March 31, 1999 was $2,816,000, compared to $2,753,000 for the same period in 1998. This increase ($63,000 or 2.3%) is generally attributable to the higher levels of deposits and borrowings carried during the first quarter of 1999, as OHSL strives to increase its market share of deposit products and to take advantage of spread opportunities as described above. While both interest income and interest expense increased during the first three months of 1999, net interest income for the three months ended March 31, 1999 totaled $1,922,000, an increase of $33,000 or 1.7% over the same period in 1998.

The Corporation's provision for loan losses totaled $7,000 for the three months ended March 31, 1999. This amount is unchanged from the provision for loan losses for the same period in 1998. The credit quality of the Company's loan portfolio remains very strong, with characteristics similar to the prior year. Due to its strong credit quality, management believes that moderate additions to its loan loss allowance are sufficient to cover potential losses.

Noninterest income for the three months ended March 31, 1999 was $171,000 compared to $178,000 for the same period in 1998. This decrease ($7,000 or 3.9%) is largely attributable to a reduction in net gains on loans originated for sale. During the first three months of 1998, the Company sold $5.2 million of fixed rate, single family loans in the secondary market, generating gains of $87,000. In the first quarter of 1999, OHSL sold $3.4 million of such loans, generating net gains of $48,000.

Due principally to the low interest rate environment which continued during the first quarter of 1999, the Company sought to minimize the additional interest rate risk associated with holding long term, fixed rate mortgage loans by selling its current production of these loans in the secondary market. Management believes that such sales will continue if interest rates remain at or near current levels.

The reduction in the net gain on loans originated for sale was somewhat offset by an increase in service charges and fees of $27,000 when compared to the same period in 1998.

Noninterest expense for the three months ended March 31, 1999 was $1,205,000, compared to $1,158,000 for the same period in 1998.
This increase ($47,000 or 4.1%) is largely attributable to modestly higher expenses in most categories of noninterest expense.

The income tax provision for the three months ended March 31, 1999 was $298,000, compared to $339,000 for the same period in 1998. This decrease ($41,000 or 12.1%) is attributable to the lower level of pre-tax earnings generated in the first quarter of 1999 when compared to the same period in 1998 as well as to higher levels of tax-free obligations carried in 1999 when compared to 1998.

Year 2000 Issues

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

The overall responsibility for Year 2000 readiness rests with Kenneth L. Hanauer, the Chief Executive Officer of OHSL. Due to the many diverse areas which may be affected by the Year 2000 problem, a team approach is being utilized. Teams have been formed to handle the following areas: (a) review and testing of the Company's in-house data processing system; (b) review of vendors (suppliers of critical services); (c) review of the major loan customers (to determine whether interruptions of their operations are likely and to assess the impact of such interruptions on their ability to remit loan payments, for example); (d) contingency planning; (e) review of the examination results as provided by the Company's primary regulators.

The Company believes that its overall state of readiness at March 31, 1999 is satisfactory. An ongoing review of the in-house data processing system is taking place, with the major data systems already certified for Year 2000 compliance. The Company's major vendors have all been contacted, with over 75% reporting Year 2000 compliance for their products or service. The customer contact group is currently in the process of evaluating responses from major customers. The contingency planning group has the task of working with all areas to assure uninterrupted operations and to identify alternative courses of action in the event that mission critical vendors are not Year 2000 ready. The above team projects were substantially complete as of March 31, 1999. Constant monitoring and follow up will continue, however, through the Year 2000 time frame.

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

The contingency planning team is in the process of evaluating all systems and outside vendors in order to determine which areas, if any, require contingency plans. As of March 31, 1999 the evaluation process continues, with contingency plans being developed and tested. Decisions concerning which areas requiring contingency plans will be made over the next several months as further information is received.

Liquidity

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities as defined by regulation. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquidity. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 4.0% of the Company's total assets (also as defined). At March 31, 1999, the Company's liquid assets totaled $88.7 million or 43.1%.

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

Capital Resources

OHSL's equity capital totaled $27.3 million at March 31, 1999, an increase of $227,000 from December 31, 1998. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the first quarter, which was partially offset by dividends declared on the common stock and by repurchases of stock under OHSL's stock repurchase program.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills' compliance with these requirements at March 31, 1999 is summarized below:

                             Amount          Percent (%) of
                              (000)          Applicable Assets

Tangible capital             $19,563              7.27%
Requirement                    4,036              1.50%
                             -------             ------
Excess                       $15,527              5.77%
                             -------             ------
                             -------             ------


Core capital                 $19,563              7.27%
Requirement                   10,762              4.00%
                             -------             ------
Excess                       $ 8,801              3.27%
                             -------             ------
                             -------             ------


Risk-based capital           $20,115             16.06%
Requirement                   10,021              8.00%
                             -------             ------
Excess                       $10,094              8.06%
                             -------             ------
                             -------             ------


At March 31, 1999, the book value per share of OHSL common stock was $11.22 based upon 2,429,478 outstanding shares.


Accounting Changes

The Financial Accounting Standards Board ("FASB") issues Financial Accounting Standards ("FAS") that affect OHSL. The following FAS represent new and/or significant pronouncements in this area.

FAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities"

Effective January 1, 2000, FAS 133 will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement.
Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Upon adoption of this Standard, entities may redesignate securities as either available-for-sale or held-to-maturity. Management does not expect adoption of this Standard to have a material effect but the effect will depend upon derivative holdings upon adoption.

Item 3: Qualitative and Quantitative Disclosures About Market Risk

The Company, and to a lesser extent the Corporation, is subject to extensive market risk in the fluctuation of interest rates. Such risk, which is common to virtually all financial institutions, is referred to as interest rate risk. In its efforts to manage its exposure to changes in interest rates, management closely monitors the Company's interest rate risk. The Company has an asset/liability committee consisting of all of the Company's directors and executive officers. This committee meets at least once per quarter to review the Company's interest rate risk position and to make recommendations for adjusting such position if necessary. In addition, the asset/liability committee reviews the estimated effect on the Company's earnings and capital under various interest rate scenarios.

In managing its asset/liability mix, the Company may, at times, place somewhat greater emphasis on maximizing its net interest income rather than on the strict matching of the interest rate sensitivity of its assets and liabilities. The Board of Directors believes that the increased net income resulting from a modest mismatch in the estimated maturity of its asset and liability portfolios can often provide high enough returns to justify the increased exposure which may result from such a mismatch. The Board of Directors has established limits on the Company's interest rate risk based on the interest rate risk simulation model utilized by its primary regulator, the OTS. There can be no assurance, however, that management's efforts to limit interest rate risk will be successful. To the extent consistent with interest rate spread objectives, the Company attempts to reduce its interest rate risk by taking various steps. First, the Company routinely seeks to sell its longer term, fixed rate mortgage loans in the secondary market. Such sales in 1998 totaled $18.4 million. Second, the Company holds a significant portfolio of multi-family and commercial real estate loans having short terms to maturity and/or adjustable rate features. Third, the Company has invested a substantial portion of its mortgage-related securities in products having relatively short average lives. The Company also maintains a sizeable portfolio of short-term investments, such as mutual funds, commercial paper and overnight type funds, which will provide a cushion in the event of an increase in interest rates. Fourth, the Company has from time to time offered attractive interest rates and other promotions to attract transaction accounts, which are considered to be more resistant to change in interest rates than certificate accounts. Finally, the Company may from time to time utilize longer-term borrowings from the Federal Home Loan Bank in an effort to extend the term to maturity of its liabilities.

The OTS provides quarterly Interest Rate Risk Exposure Reports for the associations which it regulates. These reports project the impact on the Company's "net portfolio value" under specified interest rate movements. Net portfolio value generally consists of the estimated value of the Company's interest sensitive assets less the estimated value of its interest sensitive liabilities under different interest rate scenarios. Under this methodology, assets and liabilities (including such "off-balance sheet" items as commitments to make loans, unused lines of credit and other items not yet reflected as assets and liabilities) are valued following an immediate and permanent interest rate shock. The
resulting impact of such interest rate shocks   which are provided
for rate increases and decreases of 100, 200, 300 and 400 basis
points   are reviewed by the asset/liability committee.  The
estimated impact of such interest rate shocks is provided in both dollars and percentages. The asset/liability committee reviews such estimated changes and compares them with guidelines adopted in this area. These guidelines specify the maximum percentage change which the Company is willing to accept in a given interest rate shock environment. Any deviations in excess of board guidelines must be analyzed by management, with prompt corrective measures outlined for board approval.

Management and the board of directors believe that interest rate shocks up to 200 basis points (increase and decrease) offer the most likely scenario and the Company's interest rate risk is primarily designed to protect the Company's net portfolio value in those circumstances. The following table reflects the estimated change in the Company's net portfolio value under various interest rate shock scenarios.



Immediate change in rates     Percentage change in net portfolio
                                          value at:

                              December 31, 1998  December 31, 1997

+200 basis points                    24%                 -17%
+100 basis points                    -9%                  -8%
   0 basis points                     0%                   0%
-100 basis points                     1%                   4%
-200 basis points                     1%                   6%


Management believes that its interest rate risk position is comparable to its peers.
                  PART II: OTHER INFORMATION
                     OHSL FINANCIAL CORP.
                        MARCH 31, 1999


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

Item 5.         OTHER INFORMATION

                None

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

On February __, 1999, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the fourth quarter and the year ended December 31, 1998. On March __, 1999, the Registrant filed a From 8-K to report the payment of a cash dividend.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               OHSL Financial Corp.


Date: May 11, 1999             By:  /s/ Kenneth L. Hanauer
                                    -------------------------
                                    Kenneth L. Hanauer
                                    President and Chief Executive
                                    Officer
                                    (Principal Executive officer)


Date: May 11, 1999             By:  /s/ Patrick J. Condren
                                    -------------------------
                                    Patrick J. Condren
                                    Treasurer and Chief Financial
                                    Officer
                                    (Principal Financial and
                                    Accounting Officer)