Form 10-Q
period 1999-06-30
OHSL FINANCIAL CORP
filed 1999-08-16
CIK 893235

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



          [X]   Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
                      For Quarter Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                          SHARES OUTSTANDING AT JUNE 30, 1999
common stock, $.01 par value              2,458,417

                          FORM 10-Q
                          INDEX

Part I.  Financial Information                                Page

         Item 1.  Financial Statements

                  Consolidated Statements of
                    Financial Condition                        3-4

                  Consolidated Statements of Income            5-6

                  Consolidated Statements of Comprehensive
                    Income                                       7

                  Consolidated Statements of Changes in
                    Stockholders' Equity                         8

                  Consolidated Statements of Cash Flows          9

                  Notes to Consolidated Financial Statements 10-11

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                               12-17

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk                        18-20


Part II.  Other Information:

         Item 1.  Legal Proceedings                             21

         Item 2.  Changes in Securities                         21

         Item 3.  Defaults upon Senior Securities               21

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                           21

         Item 5.  Other Information                             21

         Item 6.  Exhibits and Reports on Form 8-K              21

                  Signatures                                    22

                 PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands)

                                        June 30,      December 31,
                                          1999            1998

ASSETS
Cash and due from banks                   $1,552          $3,387
Short-term investments                     1,061          15,625
Cash and cash equivalents                  2,613          19,012
Interest-bearing balances with
  financial institutions                     100             100
Held-to-maturity securities (market
  value of $89,866 and $65,526)           92,817          65,268
Available-for-sale securities              9,367           9,372
Loans held for sale                            0           1,360
Loans receivable-net                     170,578         164,595
Office properties and equipment-net        2,454           2,573
Real Estate Owned                            213             ---
Federal Home Loan Bank stock, at cost      2,159           1,977
Accrued interest receivable                1,951           1,530
Other assets                               1,579           1,389

Total Assets                            $283,831        $267,176

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                $211,007        $206,755
Advances from Federal Home Loan Bank      43,173          31,118
Accrued interest payable                     338             200
Advances from borrowers for taxes
  and insurance                              245             707
Other liabilities                          1,387           1,370

Total Liabilities                        256,150         240,150

                 PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
          (Dollars in thousands except per share data)

                                           June 30,   December 31,
                                             1999         1998

STOCKHOLDERS' EQUITY
Common stock, $.005 par value, 3,500,000
  shares authorized, 2,916,276 shares
  issued at June 30, 1999 and 2,870,820
  shares issued at December 31, 1998        $   14        $    14
Additional paid-in capital                   14,901        14,512
Retained earnings                            17,367        16,776
Unearned shares held by employee
  stock ownership plan                         (178)         (237)
Treasury stock (420,292 and 402,292
  shares at cost)                            (4,344)       (4,087)
Accumulated other comprehensive income          (79)           48

Total Stockholders' Equity                   27,681        27,026


Total Liabilities and
Stockholders' Equity                       $283,831      $267,176


See accompanying notes to consolidated financial statements.

                 PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
             CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands except per share data)

                              Three months ended  Six months ended
                                  June 30,           June 30,
                                1999      1998      1999      1998

INTEREST INCOME
Loans, including related fees   $3,325    $3,491   $6,648   $7,140
Mortgage-backed investments     1, 114       554    2,029      990
Other investments                  577       634    1,077    1,191


Total Interest Income            5,016     4,679    9,754    9,321

INTEREST EXPENSE
Deposits                         2,448     2,355    4,848    4,706
Federal Home Loan Bank advances    514       474      930      876

Total Interest Expense           2,962     2,829    5,778    5,582

NET INTEREST INCOME              2,054     1,850    3,976    3,739


Less provision for loan losses       4        10       11       17

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES        2,050     1,840    3,965    3,722

NONINTEREST INCOME
Service charges and fees            96        64      182      123
Net gain on loans
  originated for sale               20        72       68      159
Commission income                    4         9        6       14
Other income                        40        36       75       63

                                   160       181      331      359

NONINTEREST EXPENSE
Salaries and employee benefits     692       626    1,329    1,245
Occupancy and equipment
  expense-net                      176       170      358      339
Computer service expense            57        36      105       76
Deposit insurance assessment        30        29       58       57
Franchise taxes                     67        85      146      167
Other operating expenses           255       204      486      424

                                 1,277     1,150    2,482    2,308

                      PART I: FINANCIAL INFORMATION
                       ITEM 1: FINANCIAL STATEMENTS
                         OHSL FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
           (Dollars in thousands except per share data)

                              Three months ended  Six months ended
                                  June 30,           June 30,
                                1999      1998      1999      1998

INCOME BEFORE TAXES             $933      $871    $1,814    $1,773

Income tax provision             319       325        617      664

NET INCOME                      $614      $546     $1,197   $1,109

EARNINGS PER SHARE             $0.25     $0.23      $0.49    $0.46

EARNINGS PER SHARE,
  ASSUMING DILUTION            $0.25      $0.22      $0.48   $0.45

DIVIDENDS PER SHARE           $0.125     $0.125      $0.25  $0.235


See accompanying notes to consolidated financial statements.







                      PART I: FINANCIAL INFORMATION
                       ITEM 1: FINANCIAL STATEMENTS
                         OHSL FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Dollars in thousands)

                              Three months ended  Six months ended
                                  June 30,           June 30,
                                1999      1998      1999      1998

Net Income                      $614      $546     $1,197   $1,109
Other comprehensive income,
  net of tax:
    Unrealized gains (losses)
      on securities held during
      period                     (93)       (1)      (127)      20

Comprehensive Income            $521       $545    $1,070   $1,129

See accompanying notes to consolidated financial statements.

                 PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (Dollars in thousands)

                                        Six months ended June 30,

                                          1999           1998


Balance at January 1                    $27,026           $26,032

Net income                                1,197             1,109

Amortization of cost of bank
   incentive plan                           ---                 1

Purchase of treasury stock                 (257)              ---

Stock options exercised                     227                71

Dividends on common stock                  (606)             (572)

ESOP shares earned during the period        221               193

Change in net unrealized gain on
available-for-sale securities              (127)               20

Balance at June 30                      $27,681           $26,854



See accompanying notes to consolidated financial statements.

                 PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                      OHSL FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands)

                                        Six months ended June 30,

                                                1999      1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $1,197     $1,109
Adjustments to reconcile net income
   to net cash from operating activities       4,729       (262)

Net cash from operating activities             5,926        847


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities      (38,216)   (39,537)
Purchase of available-for-sale securities     (1,000)         0
Principal payments on held-to-maturity
   securities                                 10,730      2,834
Principal payments on available-for-sale
   securities                                    797        707
Proceeds from maturities and on
held-to-maturity securities                              14,610
Proceeds from sales of available-for-sale
   securities                                      0          0
Loans made to customers net of payments
   received                                   (9,789)     3,605
Purchase of property and equipment               (56)       (27)

Net cash from investing activities           (37,534)   (17,808)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                         4,252      1,842
Payments on advances from Federal
    Home Loan Bank                              (945)   (16,822)
Proceeds from Federal Home Loan Bank advances 13,000     23,000
Net change in advances from borrowers
   for taxes and insurance                      (462)      (533)
Cash dividends                                  (606)      (572)
Purchase of treasury stock                      (257)       ---
Stock options exercised                          227         71

Net cash from financing activities            15,209      6,986

Net change in cash and cash equivalents      (16,399)    (9,975)

Cash and cash equivalents at beginning
   of period                                  19,012     16,224

Cash and cash equivalents at end of period    $2,613     $6,249



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

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OHSL Financial Corp. (" OHSL" or "the Corporation"),
Oak  Hills Savings and Loan Company, F.A. ("Oak Hills" or "the
Company"), and its subsidiary, CFSC, Inc.

3. Earnings Per Share

The calculation of earnings per share ( EPS ) is presented below. Earnings per share are calculated by dividing the Corporation's net income by the weighted average shares outstanding during the period. Weighted average shares outstanding do not include any shares held by the Company' s Employee Stock Ownership Plan ("ESOP" ) which have not been allocated to the ESOP's participants.

For the three months ended June 30, this calculation is as follows:

                                              1999        1998

Net Income                                  $614,000    $546,000

Weighted average shares outstanding
     during the period                     2,472,486   2,493,751
Less average unallocated ESOP shares
     during the period                        38,578      62,322

Average shares outstanding for EPS
     calculation                           2,433,908   2,431,429

Earnings per share                            $0.252      $0.225

For the six  months ended June 30, this calculation is as follows:

                                           1999            1998
Net Income                              $1,197,000     $1,109,000
Weighted average shares outstanding
     during the period                   2,469,180      2,489,005
Less average unallocated ESOP shares
     during the period                      41,546         65,290
Average shares outstanding for EPS
     calculation                         2,427,634      2,423,715
Earnings per share                          $0.493         $0.458


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

The net income for the period is then divided by the "diluted" weighted average shares outstanding to arrive at diluted earnings per share.

The calculation of diluted earnings per share for the three months ended June 30 is presented below:

                                              1999        1998

Shares used to compute basic earnings
     per share..                           2,433,908   2,431,429
Average option shares issued...               63,769      98,759
Less: shares repurchased with option
     proceeds and tax benefit...             (26,346)    (38,796)
Weighted average shares for
     diluted earnings per share...         2,471,331   2,491,392
Diluted earnings per share                    $0.248      $0.219


The calculation of diluted earnings per share for the six months ended June 30 is presented below:
                                             1999         1998

Shares used to compute basic earnings
     per share..                           2,427,634    2,423,715
Average option shares issued...               75,642      103,466
Less: shares repurchased with option
     proceeds and tax benefit...             (30,882)     (41,186)
Weighted average shares for diluted
     earnings per share...                 2,472,394    2,485,995
Diluted earnings per share                    $0.484       $0.446

                   PART I: FINANCIAL INFORMATION
          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        OHSL FINANCIAL CORP.
                          JUNE 30, 1999


MERGER AGREEMENT:

On August 3, 1999, an agreement was announced whereby the Provident Financial Group, Inc., a financial services company with headquarters in Cincinnati, Ohio, would acquire OHSL Financial Corp. in a stock transaction valued at $57 million. Terms of the deal call for Provident to exchange between .45 and .56 shares of its common stock for each share of OHSL stock, with the actual exchange ratio to be determined based on Provident's 10 day average share price two days before the close of the transaction. The Agreement values OHSL shares at $22.50 each. The deal is subject to shareholder and regulatory approval and is expected to close in December, 1999.


FINANCIAL CONDITION:

Total assets increased from $267.2 million at December 31, 1998 to $283.8 million at June 30, 1999, an increase of $16.6 million or 6.2%. During the first six months of 1999, held-to-maturity securities increased by $27.5 million and loans receivable increased by $6.0 million. These increases were funded by increases in deposits of $4.3 million, and advances from the Federal Home Loan Bank of $12.1 million and by a decrease in cash and cash equivalents of $16.4 million. These changes are largely the result of the Company's investment strategy, wherein favorable interest rate spreads will be captured from time-to-time in an effort to increase net interest income. In addition, the Company seeks to grow its deposit base in order to gain market share and to enable it to cross-sell other products and services.

Loans receivable, as noted above, increased by $6.0 million in the first six months of 1999. Due to the continuation of the low interest rate environment, very strong mortgage loan refinancings have been experienced. However, much of this activity represents mortgage loan refinance rather than new originations. In addition, as the Company seeks to manage its interest rate risk position by selling certain longer term fixed rate loans in the secondary market, a modest increase in loans receivable was experienced at June 30, 1999 when compared to the prior year end.

Held-to-maturity securities increased by $27.5 million in 1999, due largely to the Company's purchase of investment securities during this time period. These purchases totaled $38.2 million, and consisted of $16.1 million in U.S. Government Agency securities, $4.0 million in mortgage backed investments, $17.4 million in collateralized mortgage obligations and $0.7 million in other securities.

The stockholders' equity of OHSL increased by $655,000 during the first six months of 1999. The major components of this increase are the Corporation's net income of $1,197,000, which was somewhat offset by dividends on the Corporation's common stock of $606,000. Stockholders' equity increased to $27.7 million at June 30, 1999.


RESULTS OF OPERATIONS:

Net income for the six months ended June 30, 1999 was $1,197,000, an increase of $88,000 or 7.9% over net income for the six months ended June 30, 1998. This represents earnings per share of $0.48 versus $0.45 (fully diluted) for the same period in 1998.

Total interest income for the six months ended June 30, 1999 was $9,754,000, compared to $9,321,000 for the same period in 1998. This increase ($433,000 or 4.6%) is generally the result of larger loan and investment balances carried during the first six months of 1999 when compared to the same period in 1998.

Total interest expense for the six months ended June 30, 1999 was $5,778,000, compared to $5,582,000 for the same period in 1998. This increase ($196,000 or 3.5%) is generally attributable to the higher levels of deposits and borrowings carried during the first half of 1999, as OHSL strives to increase its market share of deposit products and to take advantage of spread opportunities as described above.

While both interest income and interest expense increased during the first six months of 1999, net interest income for the six months ended June 30, 1999 totaled $3,976,000, an increase of $237,000 or 6.3% over the same period in 1998.

The Corporation's provision for loan losses totaled $11,000 for the six months ended June 30, 1999, compared to $17,000 for the same period in 1998. The credit quality of the Company's loan portfolio remains very strong and is favorable when compared the prior year (delinquent loans over 60 days totaled $199,000 at June 30, 1999 compared to $403,000 at June 30, 1998).
Due to its strong credit quality, management believes that moderate additions to its loan loss allowance are sufficient to cover potential future losses.

Noninterest income for the six months ended June 30, 1999 was $331,000, compared to $359,000 for the same period in 1998. This decrease ($28,000 or 7.8%) is largely attributable to a decrease in net gains on loans originated for sale. During the first half of 1999, the Company sold $4.5 million of fixed rate, single family loans in the secondary market, generating gains of $68,000, compared to secondary market sales of $12.5 million (generating gains of $159,000) in the first six months of 1998. Income from service charges and fees during the six months ended June 30, 1999 totaled $182,000 compared to the same period in 1998. This increase ($59,000) is primarily the result of higher fees earned on customer checking accounts, ATM card user fees and debit card fees.

Noninterest expense for the six months ended June 30, 1999 was $2,482,000, compared to $2,308,000 for the same period in 1998. This increase ($174,000 or 7.5%) is largely attributable to an increase in salaries and employee benefits expense ($84,000), computer service expense ($29,000) and other operating expenses ($62,000).

The above increase in salaries and employee benefits expense is primarily the result of the hiring of personnel in 1999 to fill positions created due to the Company's growth, coupled with merit increases to the Company's staff and to salaries attributable to the Company's takeover of the Sayler Park branch, which was acquired from Cornerstone Bank in November 1998.

The above increase in computer service expense is largely the result of higher costs charged by third party providers, including higher costs for the processing of ATM transactions (ATM transactions for 1999 reflect higher volumes than 1998) as well as higher costs for the processing of customer checking account transactions.

The above increase in other operating expenses is largely the result of higher costs for legal services (increase of $17,000), loan expenses ($18,000) , insurance expense ($19,000) and to the amortization of goodwill associated with the acquisition of the Sayler Park branch in 1998 ($38,000).

The income tax provision for the six months ended June 30, 1999 was $617,000, compared to $664,000 for the same period in 1998.
This decrease ($47,000) is attributable to the higher level of tax exempt securities owned in 1999 compared to 1998.

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

The Company believes that its overall state of readiness at June 30, 1999 is satisfactory. An ongoing review of the in-house data processing system is taking place, with the major data systems already certified for Year 2000 compliance. The Company's major vendors have all been contacted, with virtually all major vendors reporting Year 2000 compliance for their products or service. The customer contact group continues with the process of evaluating responses from major customers. The contingency planning group is working with all areas to assure uninterrupted operations and to identify alternative courses of action in the event that mission critical vendors are not Year 2000 ready. Although the above team projects were substantially complete as of June 30, 1999, constant monitoring and follow up will be required.

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

The contingency planning team is in the process of evaluating all systems and outside vendors in order to determine which areas, if any, require contingency plans. As of June 30, 1999 the evaluation process continues, with contingency plans being developed and tested. Decisions concerning which areas requiring contingency plans will be made over the next several months as further information is received.

Liquidity:

In general terms, liquidity is a measurement of the cash, cash equivalents and other items which are convertible into cash in the event that funds are needed in order to provide for future operations. The primary sources of liquidity are cash, short-term investments (such as Federal Funds and funds in eligible "Overnight" type accounts), and qualifying securities as defined by regulation. Federal regulations require the Corporation's subsidiary, Oak Hills Savings and Loan Company, F.A., to maintain certain minimum levels of liquidity. Generally, current federal regulations require the liquid assets (as defined) of the Company to be 4.0% of the Company's total assets (also as defined). At June 30, 1999, the Company's liquid assets totaled $97.9 million or 45.9%.

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

Capital Resources:

OHSL's equity capital totaled $27.7 million at June 30, 1999, an increase of $655,000 from December 31, 1998. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the six months ended June 30, 1999, which was partially offset by dividends declared on the common stock.

Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require total risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills compliance with these requirements at June 30, 1999 is summarized below:




                            Amount               Percent (%) of
                             (000)             Applicable Assets

Tangible capital            $20,220                 7.32%
Requirement                   4,144                 1.50%

Excess                      $16,076                 5.82%



Core capital                $20,220                 7.32%
Requirement                  11,015                 4.00%

Excess                     $  9,205                 3.32%



Total  risk-based capital   $20,781                16.12%
Requirement                  10.313                 8.00%

Excess                      $10,468                 8.12%



At June 30, 1999, the book value per share of OHSL common stock was $11.26 based upon 2,458,417 outstanding shares.




Accounting Changes:

The Financial Accounting Standards Board (" FASB" ) issues
Financial Accounting Standards (" FAS" ) that affect OHSL. The following FAS represent new and / or significant pronouncements in this area.


FAS No. 133, " Accounting for Derivative Instruments and Hedging
Activities "

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

                 PART I: FINANCIAL INFORMATION
             ITEM 3: QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

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

The OTS provides quarterly Interest Rate Risk Exposure Reports for the associations which it regulates. These reports project the impact on the Company's "net portfolio value" under specified interest rate movements. Net portfolio value generally consists of the estimated value of the Company's interest sensitive assets less the estimated value of its interest sensitive liabilities under different interest rate scenarios. Under this methodology, assets and liabilities (including such "off-balance sheet" items as commitments to make loans, unused lines of credit and other items not yet reflected as assets and liabilities) are valued following an immediate and permanent interest rate shock. The resulting impact of such interest rate shocks - which are provided for rate increases and decreases of 100, 200, 300 and 400 basis points - are reviewed by the asset/liability committee. The estimated impact of such interest rate shocks is provided in both dollars and percentages. The asset/liability committee reviews such estimated changes and compares them with guidelines adopted in this area. These guidelines specify the maximum percentage change which the Company is willing to accept in a given interest rate shock environment. Any deviations in excess of board guidelines must be analyzed by management, with prompt corrective measures outlined for board approval.

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



    Immediate change                       Percentage change in
       in rates                           net portfolio value at:

                     March 31,    December 31,   December 31,
                        1999          1999            1997

+200 basis points       -26%          -24%            -17%
+100 basis points       -11%           -9%             -8%
   0 basis points         0%            0%              0%
-100 basis points         3%            1%              4%
-200 basis points         1%            1%              6%


Management believes that its interest rate risk position reflects somewhat greater interest rate risk than its peer group.

                   PART II: OTHER INFORMATION
                      OHSL FINANCIAL CORP.
                         JUNE 30, 1999

Item 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

Item 5.    OTHER INFORMATION

           Not Applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           On April 20, 1999, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the first quarter of 1999.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   OHSL Financial Corp.


Date: August 16, 1999    By:  /S/ Charles F. Hertlein, Jr.
                              Charles F. Hertlein, Jr., Esq.
                              Attorney-in-fact for
                              Kenneth L. Hanauer
                              President and Chief Executive
                              Officer
                              (Principal Executive officer)


Date: August 16, 1999    By:  /S/ Charles F. Hertlein, Jr.
                              Charles F. Hertlein, Jr., Esq.
                              Attorney-in-fact for
                              Patrick J. Condren
                              Treasurer and Chief Financial
                              Officer
                              (Principal Financial and Accounting
                              Officer)