Form 10-Q
period 1999-09-30
OHSL FINANCIAL CORP
filed 1999-11-12
CIK 893235

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



            [X]  Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
                   For Quarter Ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                     SHARES OUTSTANDING AT SEPTEMBER 30, 1999
common stock, $.005 par value              2,473,790


                            FORM 10-Q
                              INDEX

Part I.    Financial Information

  Item 1.    Financial Statements

    Consolidated Statements of Financial Condition

    Consolidated Statements of Income

    Consolidated Statements of Comprehensive Income

    Consolidated Statements of Changes in Stockholders' Equity

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about
        Market Risk


Part II.  Other Information:

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security
        Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

          Signatures



                     PART I: FINANCIAL INFORMATION
                     ITEM 1: FINANCIAL STATEMENTS
                         OHSL FINANCIAL CORP.
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (Dollars in thousands)



                                September 30,         December 31,
                                   1999                   1998
                                   ----                   ----
ASSETS

Cash and due from banks             $1,798               $3,387
Short-term investments                 557               15,625
                                    ------               ------
Cash and cash equivalents            2,355               19,012
Interest-bearing balances with
 financial institutions                100                  100
Held-to-maturity securities
 (market value of $85,660
  and $65,526)                      89,408               65,268
Available-for-sale securities        9,058                9,372
Loans held for sale                   ---                 1,360
Loans receivable-net               178,623              164,595
Office properties and
  equipment-net                      2,367                2,573
Real Estate Owned                      226                  ---
Federal Home Loan Bank stock,
  at cost                            2,529                1,977
Accrued interest receivable          1,782                1,530
Other assets                         1,492                1,389
                                   -------               ------
Total Assets                      $287,940             $267,176
                                  ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                          $208,080              $206,755
Advances from Federal Home
  Loan Bank                         49,724                31,118
Accrued interest payable               299                   200
Advances from borrowers for taxes
  and insurance                        473                   707
Other liabilities                    1,418                 1,370
                                  --------               -------
Total Liabilities                  259,994               240,150




                     PART I: FINANCIAL INFORMATION
                     ITEM 1: FINANCIAL STATEMENTS
                          OHSL  FINANCIAL CORP.
      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
               (Dollars in thousands except per share data)

                                      September 30,   December 31,
                                          1999             1998
                                          ----             ----

STOCKHOLDERS' EQUITY
Common stock, $ .005 par value,
3,500,000 shares authorized,
2,925,714 shares issued at September
30, 1999 and 2,870,820 shares
issued at December 31, 1998
                                        $    14         $    14
Additional paid-in capital               15,044          14,512
Retained earnings                        17,491          16,776
Unearned shares held by employee
  stock ownership plan                     (148)           (237)
Treasury stock (420,292 and
  402,292 shares at cost)                (4,344)         (4,087)
Accumulated other comprehensive
  income                                   (111)             48
                                        -------         -------
Total Stockholders' Equity               27,946          27,026
                                        -------         -------

Total Liabilities and
  Stockholders' Equity                 $287,940        $267,176
                                       ========        ========


    See accompanying notes to consolidated financial statements.



            PART I: FINANCIAL INFORMATION
             ITEM 1: FINANCIAL STATEMENTS
                OHSL FINANCIAL CORP.
         CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands except per share data)


                                    Three months ended              Nine months ended
                                      September 30,               September 30,
                                   1999       1998             1999              1998
                                   ----        ----             ----              ----

INTEREST INCOME
Loans, including related fees       $3,458     $3,536          $10,106           $10,676
Mortgage-backed investments          1,105        614            3,134             1,604
Other investments                      553        526            1,630             1,717
                                    ------      ------          -------           -------

Total Interest Income                5,116      4,676           14,870            13,997

INTEREST EXPENSE
Deposits                             2,504       2,360           7,352             7,066
Federal Home Loan Bank advances        633         459           1,563             1,335
                                    -----        -----            -----             -----
Total Interest Expense              3,137        2,819           8,915             8,401

NET INTEREST INCOME                 1,979        1,857           5,955             5,596


Less provision for loan losses          0            9              11                26
                                    -----         -----           ------             -----

NET INTEREST INCOME AFTER
PROVISION FOR LOSSES                1,979        1,848           5,944             5,570

NONINTEREST INCOME
Service charges and fees               95           76             277               199
Net gain on loans
   originated for sale                  0           75              68               234
Commission income                       6            5              12                19
Other income                           39           21             114                84
                                    -----        ------           ------             ----

                                      140          177             471               536
NONINTEREST EXPENSE
Salaries and employee benefits       683           671            2,012            1,916
Occupancy and equipment expense      184           179              542              518
Computer service expense              53            42              158              118
Deposit insurance assessment          30            28               88               85
Franchise taxes                       78            88              224              255
Merger   related expenses             99           ---              111              ---
Other operating expenses             228           177              702              601
                                     ---           ---           ------            -----
                                   1,355         1,185            3,837            3,493
                                   -----         -----            -----            -----

                  PART I: FINANCIAL INFORMATION
                  ITEM 1: FINANCIAL STATEMENTS
                    OHSL FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
             (Dollars in thousands except per share data)

                     Three months ended September 30,      Nine months ended September 30,
                             1999          1998               1999          1998
INCOME BEFORE TAXES        $764          $840             $2,578        $2,613

Income tax provision        328           312                945           976

NET INCOME                 $436          $528             $1,633        $1,637
                          ======         =====             ======        ======

EARNINGS PER SHARE         $0.18         $0.22              $0.67         $0.67
                           ======         =====             ======        ======

EARNINGS PER SHARE, ASSUMING
DILUTION                   $0.18         $0.21              $0.66          $0.66
                           ======         =====             ======        ======

DIVIDENDS PER SHARE        $0.125         $0.125            $0.375          $0.36
                           ======         =====             ======        ======


  See accompanying notes to consolidated financial statements.



            PART I: FINANCIAL INFORMATION
           ITEM 1: FINANCIAL STATEMENTS
             OHSL FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Dollars in thousands)

                                     Three months ended                  Nine months ended
                                       September 30,                        September 30,
                                       1999            1998               1999           1998
                                       ----            ----               ----           ----

Net Income                             $436            $528            $1,633          $1,637
Other comprehensive income,
net of tax:
  Unrealized gains (losses)
  on securities held during
  period                                (32)             42              (159)             62
                                        ---            ----             ------         ------

Comprehensive Income                   $404            $570            $1,474          $1,699
                                      ======          =====            ======          ======


                 See accompanying notes to consolidated financial statements.



                   PART I: FINANCIAL INFORMATION
                    ITEM 1: FINANCIAL STATEMENTS
                        OHSL FINANCIAL CORP.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (Dollars in thousands)

                                  Nine months ended September 30,
                                            1999          1998
Balance at January 1                      $27,026        $26,032

Net income                                  1,633          1,637

Amortization of cost of bank incentive        ---              1
plan

Purchase of treasury stock                  (257)           (56)

Stock options exercised                       274             90

Dividends on common stock                   (918)           (878)

ESOP shares earned during the period          347            284

Change in net unrealized gain on
  available-for-sale securities             (159)             62

Balance at September 30                   $27,946        $27,172
                                          =======        =======



      See accompanying notes to consolidated financial statements.



                 PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS
                    OHSL FINANCIAL CORP.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Dollars in thousands)

                                                          Nine months ended September 30,
                                                                  1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $1,633         $1,637
Adjustments to reconcile net income to net
  cash from operating activities                                  4,808           (827)
                                                                 ------         -------
Net cash from operating activities                                6,441            810


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of held-to-maturity securities                         (38,216)       (52,972)
Principal payments on held-to-maturity securities                13,226          5,385
Purchase of available-for-sale securities                        (1,000)             0
Principal payments on available-for-sale securities               1,087          1,037
Proceeds from maturities and calls on held-to-maturity securities   900         25,071
Loans made to customers net of payments received                (17,834)         3,890
Purchase of property and equipment                                  (57)           (50)
                                                                -------        --------
Net cash from investing activities                              (41,894)       (17,639)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                            1,325          1,842
Payments on advances from Federal Home Loan Bank                (10,394)       (17,862)
Proceeds from Federal Home Loan Bank advances                    29,000         28,000
Net change in advances from borrowers
    for taxes and insurance                                        (234)           265
Cash dividends                                                     (918)          (878)
Purchase of treasury stock                                         (257)           (56)
Stock options exercised                                              274            90
                                                                  ------        -------
Net cash from financing activities                                18,796        11,401
                                                                 -------        ------
Net change in cash and cash equivalents                          (16,657)       (5,428)

Cash and cash equivalents at beginning of period                  19,012        16,224
                                                                  ------        ------
Cash and cash equivalents at end of period                        $2,355        $10,796
                                                                  ======        =======


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


For the three months ended September 30, this calculation is as follows:


                                                                       1999        1998
                                                                       ----        ----
Net Income                                                         $ 436,000    $528,000
                                                                    ========    ========

Weighted average shares outstanding during
          the period                                               2,498,804    2,498,337
Less average unallocated ESOP shares during
          the period                                                  32,642       56,386
                                                                   ---------    ---------
Average shares outstanding for EPS calculation                     2,466,162    2,441,951
                                                                   =========    =========

Earnings per share                                                    $0.177       $0.216

                                                                   =========    =========


For the nine months ended September 30, this calculation is as follows:

                                                                        1999        1998

Net Income                                                        $1,633,000   $1,637,000
                                                                   =========    =========
Weighted average shares outstanding during
         the period                                                2,479,163    2,491,991
Less average unallocated ESOP shares during
         the period                                                   38,578       62,322

Average shares outstanding for EPS calculation                     2,440,585    2,429,669
                                                                    =========   =========

Earnings per share                                                    $0.669       $0.674
                                                                    =========   =========


The calculation of diluted earnings per share involves the recalculation of weighted average outstanding shares by assuming that all unexercised stock options are exercised at the exercise price (in this case, $5.00 per share). These shares therefore increase the weighted average outstanding shares. It is then assumed that the proceeds from this exercise, including the value of the tax benefit derived by the Corporation due to the exercise (the Corporation receives a tax benefit which corresponds to the taxability of any options exercised by outside directors of the Corporation), are used to repurchase shares at the average market price during the period. These repurchases act to reduce the weighted average outstanding shares for EPS calculation purposes.

The net income for the period is then divided by the "diluted" weighted average shares outstanding to arrive at diluted earnings per share.

The calculation of diluted earnings per share for the three months ended September 30 is presented below:

                                      1999           1998
                                      ----           ----
Net Income                        $436,000       $528,000
                                   ========       ========
Shares used to compute basic earnings
      per share                   2,466,162       2,441,951
Average option shares issued         41,055          93,414
Less: shares repurchased with
  option proceeds
  and tax benefit                   (15,665)        (38,914)
                                   ---------       ---------

Weighted average shares for
 diluted earnings per share       2,491,552       2,496,451
                                  =========       =========

Diluted earnings per share           $0.175          $0.212
                                   =========       =========


The calculation of diluted earnings per share for the nine months ended September 30 is presented below:

                                                               1999            1998
                                                               ----            ----
Net Income                                                 $1,633,000      $1,637,000
                                                           ==========      ==========

Shares used to compute basic earnings
       per share                                            2,440,585       2,429,669
Average option shares issued                                   64,719         100,218
Less: shares repurchased with option proceeds
       and tax benefit                                        (24,737)        (40,004)
                                                            ---------       ----------

Weighted average shares for diluted earnings per share      2,480,567       2,489,883
                                                            =========       =========

Diluted earnings per share                                     $0.658          $0.657
                                                            =========       =========




               PART I: FINANCIAL INFORMATION
        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   OHSL FINANCIAL CORP.
                    SEPTEMBER 30, 1999


MERGER AGREEMENT:
----------------

On August 3, 1999, an agreement was announced whereby the Provident Financial Group, Inc., a financial services company with headquarters in Cincinnati, Ohio, would acquire OHSL Financial Corp. in a stock transaction valued at $57 million. Terms of the merger transaction call for Provident to exchange between .45 and
 .56 shares of its common stock for each share of OHSL stock, with the actual exchange ratio to be determined based on Provident's 10 day average share price two days before the close of the transaction. The Agreement values OHSL shares at $22.50 each.
The deal is subject to shareholder and regulatory approval and is expected to close in December, 1999. See Part II: Other information for a discussion of the results of the Special Meeting of shareholders held October 25, 1999.


FINANCIAL CONDITION:
-------------------

Total assets increased from $267.2 million at December 31, 1998 to $287.9 million at September 30, 1999, an increase of $20.8 million or 7.8%. During the first nine months of 1999, held-to-maturity securities increased by $24.1 million and loans receivable increased by $14.0 million. These increases were funded by increases in deposits of $1.3 million, and advances from the Federal Home Loan Bank of $18.6 million and by a decrease in cash and cash equivalents of $16.7 million. These changes are largely the result of the Company's investment strategy, wherein favorable interest rate spreads will be captured from time-to-time in an effort to increase net interest income, and strong loan demand in the Company's primary market area. In addition, the Company seeks to grow its deposit base in order to gain market share and to enable it to cross-sell other products and services.

Loans receivable, as noted above, increased by $14.0 million in the first nine months of 1999. The Company has experienced strong loan demand throughout 1999. The rise in interest rates which occurred throughout the second and third quarters of 1999 caused the Company to reduce its secondary market sales of fixed rate loans. Consequently, the dollar volume of loans held in portfolio increased, while gains achieved in the sale of such loans were minimal in the second and third quarters of 1999.

Held-to-maturity securities increased by $24.1 million in 1999, due largely to the Company's purchase of investment securities during this time period. These purchases totaled $38.2 million, and consisted of $16.1 million in U.S. Government Agency securities, $4.0 million in mortgage backed investments, $17.4 million in collateralized mortgage obligations and $0.7 million in other securities.

The stockholders' equity of OHSL increased by $920,000 during the first nine months of 1999. The major components of this increase are the Corporation's net income of $1,633,000, which was somewhat offset by dividends on the Corporation's common stock of $918,000. Stockholders' equity increased to $27.9 million at September 30, 1999.


RESULTS OF OPERATIONS:
---------------------

Net income for the nine months ended September 30, 1999 was $1,633,000, a decrease of $4,000 or 0.2% from net income for the nine months ended September 30, 1998. This represents earnings per share of $0.66 (fully diluted), unchanged from the same period in 1998.

Total interest income for the nine months ended September 30, 1999 was $14,870,000, compared to $13,997,000 for the same period in 1998. This increase ($873,000 or 6.2%) is generally the result of larger loan and investment balances carried during the first nine months of 1999 when compared to the same period in 1998.

Total interest expense for the nine months ended September 30, 1999 was $8,915,000, compared to $8,401,000 for the same period in 1998. This increase ($514,000 or 6.1%) is generally attributable to the higher levels of deposits and borrowings carried during the first nine months of 1999, as OHSL strives to increase its market share of deposit products and to take advantage of spread opportunities as described above.

While both interest income and interest expense increased during the first nine months of 1999, net interest income for the nine months ended September 30, 1999 totaled $5,955,000, an increase of $359,000 or 6.4% over the same period in 1998.

The Corporation's provision for loan losses totaled $11,000 for the nine months ended September 30, 1999, compared to $26,000 for the same period in 1998. The credit quality of the Company's loan portfolio remains very strong and is favorable when compared to the prior year (delinquent loans over 60 days total $122,000 at September 30, 1999). Due to its strong credit quality, management believes that moderate additions to its loan loss allowance are sufficient to cover potential future losses.

Noninterest income for the nine months ended September 30, 1999 was $471,000, compared to $536,000 for the same period in 1998. This decrease ($65,000 or 12.1%) is largely attributable to a decrease in net gains on loans originated for sale. During the first nine months of 1999, the Company sold $4.5 million of fixed rate, single family loans in the secondary market, generating gains of $68,000, compared to secondary market sales of $12.4 million (generating gains of $234,000) in the first nine months of 1998. Income from service charges and fees during the nine months ended September 30, 1999 totaled $277,000 compared to $199,000 for the same period in 1998. This increase ($78,000) is primarily the result of higher fees earned on customer checking accounts, ATM card user fees and debit card fees.

Noninterest expense for the nine months ended September 30, 1999 was $3,837,000, compared to $3,493,000 for the same period in 1998. This increase ($344,000 or 9.8%) is largely attributable to increases in salaries and employee benefits expense ($96,000), computer service expense ($40,000), merger-related expenses (see "Merger Agreement" for a more complete discussion of this area) ($111,000) and other operating expenses ($101,000). These increases were somewhat offset by a reduction in franchise tax expense of $31,000.

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

Merger-related expenses have been incurred due to OHSL's pending merger with the Provident Bank (NASDAQ:PFGI). Expenses for legal fees, accounting, merger consultation fees, postage and other charges were incurred in 1999 relative to the pending merger.

The above increase in other operating expenses is largely the result of higher costs for telephone expenses ($21,000), postage expense ($11,000) , and to the amortization of goodwill associated with the acquisition of the Sayler Park branch in 1998 ($57,000).

The income tax provision for the nine months ended September 30, 1999 was $945,000, compared to $976,000 for the same period in 1998. This decrease ($31,000) is largely attributable to the higher level of tax exempt securities owned in 1999 compared to 1998.

Year 2000 Issues
----------------

It is well documented that some data processing systems may experience processing difficulties upon encountering the millenium change. This "Year 2000 Problem" is believed to be material for virtually every public company. The following section describes the steps which OHSL is taking to handle this serious matter. It should be noted that this section in particular, as well as the "Management Discussion and Analysis" area in general, contains "forward-looking statements" which represent the opinions of management. Such forward-looking statements are subject to numerous risks and uncertainties which obviously accompany any discussions of future actions, performances or results. The reader of these discussions is hereby cautioned of the uncertain nature of these discussions and is urged to use caution in relying on such forward-looking statements in forming any opinions concerning the future performance of OHSL.

The overall responsibility for Year 2000 readiness rests with Kenneth L. Hanauer, the Chief Executive Officer of OHSL. Due to the many diverse areas which may be affected by the Year 2000 problem, a team approach is being utilized. Teams have been formed to handle the following areas: (a) review and testing of the Company's in-house data processing system; (b) review of vendors (suppliers of critical services) ; (c) review of the major loan customers (to determine whether interruptions of their Capital Resources:

OHSL's equity capital totaled $27.9 million at September 30, 1999, an increase of $920,000 from December 31, 1998. As discussed more fully in the Financial Condition section, the major components of this increase include the net income for the nine months ended September 30, 1999, which was partially offset by dividends declared on the common stock.


Federal regulations require savings associations to maintain certain minimum levels of regulatory capital. Regulations currently require tangible capital, as defined by regulation, divided by total assets (also as defined) to be at least 1.5%. The regulations also require core capital, as defined by regulation, divided by total assets (also as defined) to be at least 4.0%. Finally, the regulations require total risk-based capital (as defined) divided by total assets (as defined) to be at least 8.0%. Oak Hills compliance with these requirements at September 30, 1999 is summarized below:


                         Amount               Percent
                          (000)             Applicable Assets

Tangible capital         $20,787                7.40%
Requirement                4,215                1.50%

Excess                   $16,572                5.90%


Core capital             $20,787                7.40%
Requirement               11,239                4.00%

Excess                   $ 9,548                3.40%


Total risk-based capital $21,348               15.74%
Requirement               10,851                8.00%

Excess                    $10,497               7.74%



At September 30, 1999, the book value per share of OHSL common stock was $11.30 based upon 2,473,790 outstanding shares.



Accounting Changes:

The Financial Accounting Standards Board ("FASB" ) issues
Financial Accounting Standards ("FAS") that affect OHSL. The following FAS represent new and / or significant pronouncements in this area.

FAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities"

Effective January 1, 2001, FAS 133 as amended will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Upon adoption of this Standard, entities may redesignate securities as either available-for-sale or held-to-maturity. Management does not expect adoption of this Standard to have a material effect but the effect will depend upon derivative holdings upon adoption.





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

To the extent consistent with interest rate spread objectives, the Company attempts to reduce its interest rate risk by taking various steps. First, the Company routinely seeks to sell its longer term, fixed rate mortgage loans in the secondary market. Second, the Company holds a significant portfolio of multi-family, commercial real estate loans and consumer loans having short terms to maturity and/or adjustable rate features. Third, the Company has invested a substantial portion of its mortgage-related securities in products having relatively short average lives. The Company also maintains a sizeable portfolio of short-term investments, such as mutual funds, commercial paper and overnight type funds, which will provide a cushion in the event of an increase in interest rates. Fourth, the Company has from time to time offered attractive interest rates and other promotions to attract transaction accounts, which are considered to be more resistant to change in interest rates than certificate accounts. Finally, the Company may from time to time utilize longer-term borrowings from the Federal Home Loan Bank in an effort to extend the term to maturity of its liabilities.

The OTS provides quarterly Interest Rate Risk Exposure Reports for the associations which it regulates. These reports project the impact on the Company's "net portfolio value" under specified interest rate movements. Net portfolio value generally consists of the estimated value of the Company's interest sensitive assets less the estimated value of its interest sensitive liabilities under different interest rate scenarios. Under this methodology, assets and liabilities (including such "off-balance sheet" items as commitments to make loans, unused lines of credit and other items not yet reflected as assets and liabilities) are valued following an immediate and permanent interest rate shock. The
resulting impact of such interest rate shocks   which are provided
for rate increases and decreases of 100, 200, and 300 basis points are reviewed by the asset/liability committee. The estimated impact of such interest rate shocks is provided in both dollars and percentages. The asset/liability committee reviews such estimated changes and compares them with guidelines adopted in this area. These guidelines specify the maximum percentage change which the Company is willing to accept in a given interest rate shock environment. Any deviations in excess of board guidelines must be analyzed by management, with prompt corrective measures outlined for board approval.


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



Immediate change in rates                    Percentage change in net portfolio value at:

                    June 30, 1999     March 31, 1999  December 31, 1998  December 31, 1997

+200 basis points       -31%               -26%              -24%               -17%
+100 basis points       -14%               -11%               -9%                -8%
   0 basis points         0%                 0%                0%                 0%
-100 basis points         4%                 3%                1%                 4%
-200 basis points         0%                 1%                1%                 6%




Management believes that its interest rate risk position reflects somewhat greater interest rate risk than its peer group, resulting largely from its concentration of longer-term fixed rate loans and investments, coupled with the Company's reliance on short-term and adjustable deposits and borrowings.




                           PART II: OTHER INFORMATION
                               OHSL FINANCIAL CORP.
                                SEPTEMBER 30, 1999


Item 1.     LEGAL PROCEEDINGS

            There are no material pending legal proceedings.

Item 2.     CHANGES IN SECURITIES

            Not applicable.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 25, 1999, a Special Meeting of the stockholders of OHSL Financial Corp. was held in order for the stockholders to vote on the proposed acquisition of OHSL by Provident Financial Group, Inc. The results of the voting was as follows:

               Votes cast in favor     1,312,379
               Votes cast against        295,973
               Abstentions (1)            21,770
               Votes not returned (1)    873,348

               Total eligible votes    2,503,470

          (1) Abstentions (proxies returned with no choice indicated) were considered to be in favor of the proposed transaction while votes not returned were considered to be against the proposed transaction.

           Accordingly, a majority of eligible votes were cast in
favor of the proposed           transaction.

Item 5.   OTHER INFORMATION

          Not Applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          On July 16, 1999, the Registrant filed a Form 8-K to report the issuance of a press release announcing earnings for the second quarter of 1999.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OHSL Financial Corp.


Date: November 10, 1999      BY: /s/ Kenneth L. Hanuer

                             Kenneth L. Hanauer
                                 President and Chief
                                 Executive Officer
                                 (Principal Executive officer)


Date: November 10, 1999      BY: /s/ Patrick J. Condren
                                 Patrick J. Condren
                                 Treasurer and Chief
                                 Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)